Form 10QSB
period 1995-08-31
SPARTA SURGICAL CORP
filed 1995-10-13
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                      For the quarter ended August 31, 1995

                                       OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934
                     For the transition period from      to

                         Commission File Number 1-11047

                           SPARTA SURGICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 Delaware                              22-2870438
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)


                              Bernal Corporate Park
                 7068 Koll Center Parkway, Pleasanton, CA 94566
                    (Address of principal executive offices)

                                 (510) 417-8812
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 31, 1995, 3,892,279 shares of Common Stock, 300,438 shares of Redeemable convertible Preferred Stock and 50,210 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX

                                                                           Page
                                                                          Number
Part I.     Financial Information

            Item 1.      Financial Statements

                         Condensed Consolidated Balance
                         Sheet as of August 31, 1995 ................      1 - 2

                         Condensed Consolidated Statements
                         of Operations for the three months and
                         six months ended August 31, 1995 and 1994 ..          3

                         Condensed Consolidated Statements
                         of Cash Flows for the six months
                         ended August 31, 1995 and 1994 .............      4 - 5

                         Notes to Financial Statements ..............          6

            Item 2.      Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations ..................     7 - 10

Part II.    Other Information and Signatures ........................    11 - 14

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 1995
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $    25,424
 Accounts receivable - trade, net of allowance
  for doubtful accounts of $50,337 ..........................         1,519,021
 Inventories ................................................         4,370,013
 Prepaid expenses ...........................................           139,358
                                                                    -----------
    Total Current Assets ....................................         6,053,816
                                                                    -----------
Property and Equipment, at cost:
 Machinery and equipment ....................................         1,855,196
 Other equipment ............................................           527,352
 Leasehold improvements .....................................            68,799
                                                                    -----------
                                                                      2,451,347
Less accumulated depreciation ...............................        (1,274,925)
                                                                    -----------
    Net Property and Equipment ..............................         1,176,422
                                                                    -----------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................         1,142,708
 Deposits and other .........................................            60,423
 Notes receivable - related entities ........................           821,419
 Accounts receivable - officers .............................           117,520
                                                                    -----------
     Total Other Assets .....................................         2,142,070
                                                                    -----------
     Total Assets ...........................................       $ 9,372,308
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 1995
                                   (Unaudited)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade .......................................   $   923,548
 Accrued expenses:
  Payroll taxes and wages .......................................       245,518
  Interest and other ............................................       335,529
 Dividends payable ..............................................        31,381
 Notes payable ..................................................     1,000,000
 Current portion of accrued royalty payments ....................        84,594
 Current portion of long-term debt ..............................       789,627
                                                                    -----------
     Total Current Liabilities ..................................     3,410,197
                                                                    -----------
Long-Term Debt, net of current portion above:
 Obligations under capital leases ...............................       176,223
 Notes payable to officers ......................................        18,288
 Financial institutions and other ...............................     3,378,677
                                                                    -----------
       Total Long-Term Debt .....................................     3,573,188
                                                                    -----------
Commitments and contingencies ...................................            --
Stockholders' Equity:
 Preferred stock: $4.00 par value, 5,000,000 shares authorized;
   Non-cumulative Convertible Redeemable Preferred Stock:
    1,500,000 shares authorized, 300,438 shares issued and
     outstanding ................................................     1,201,752
   Series A Cumulative Convertible Preferred Stock:
    250,000 shares authorized, 50,210 shares issued and
     outstanding ................................................       200,840
 Common Stock: $.002 par value, 30,000,000 shares authorized,
   3,892,279 shares issued and outstanding ......................         7,785
 Additional paid in capital .....................................     6,993,214
 Accumulated deficit ............................................    (6,014,668)
                                                                    -----------
      Total Stockholders' Equity ................................     2,388,923
                                                                    -----------
      Total Liabilities and Stockholders' Equity ................   $ 9,372,308
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements



                                                     SPARTA SURGICAL CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                           Three Months Ended                Six Months Ended
                                                                               August 31,                        August 31,
                                                                     ----------------------------      ----------------------------
                                                                         1995             1994             1995            1994
                                                                         ----             ----             ----            ----
Net Sales ......................................................     $ 1,931,481      $ 1,977,592      $ 3,700,943      $ 3,854,686
Cost of sales ..................................................         854,171          888,932        1,716,219        1,653,465
                                                                     -----------      -----------      -----------      -----------
     Gross Profit ..............................................       1,077,310        1,088,660        1,984,724        2,201,221

Selling, general and administrative expenses ...................         686,657          819,222        1,173,147        1,495,477
Research and development expense ...............................          10,314           23,121           47,078           50,801
Depreciation and amortization ..................................         165,879          176,077          329,030          356,944
                                                                     -----------      -----------      -----------      -----------
  Income From Operations .......................................         214,460           70,240          435,469          297,999
                                                                     -----------      -----------      -----------      -----------
Other Income (Expense):
  Interest and other income ....................................           3,581           18,812            8,188           24,800
  Interest expense .............................................        (200,096)        (209,500)        (400,190)        (382,251)
                                                                     -----------      -----------      -----------      -----------
     Total Other Income (Expense) ..............................        (196,515)        (190,688)        (392,002)        (357,451)
                                                                     -----------      -----------      -----------      -----------
Income (Loss) Before Provision for Income Taxes ................          17,945         (120,448)          43,467          (59,452)
Provision for income taxes .....................................              --               --               --               --
                                                                     -----------      -----------      -----------      -----------
Net Income (Loss) ..............................................          17,945         (120,448)          43,467          (59,452)
Preferred stock dividends ......................................         (31,381)         (33,000)         (38,345)         (33,000)
                                                                     -----------      -----------      -----------      -----------
Net Income (Loss) Applicable to Common Stockholders ............     $   (13,436)     $  (153,448)     $     5,122      $   (92,452)
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Per Share of Common Stock:
 Primary:
  Weighted average number of common shares outstanding .........       3,665,307        2,175,910        3,502,826        1,999,502
                                                                     ===========      ===========      ===========      ===========
   Net income (loss) per common share ..........................     $        --      $      (.07)     $        --      $      (.05)
                                                                     ===========      ===========      ===========      ===========
 Fully Diluted:
  Weighted average number of common shares outstanding .........       3,889,574        2,175,910        3,871,297        1,999,502
                                                                     ===========      ===========      ===========      ===========
   Net income (loss) per common share ..........................     $        --      $      (.07)     $        --      $      (.05)
                                                                     ===========      ===========      ===========      ===========

                                               The accompanying notes are an integral
                                      part of these condensed consolidated financial statements

                                                               - 3 -


                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                              August 31,
                                                     --------------------------
                                                         1995            1994
                                                         ----            ----
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $    43,467    $   (59,452)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization .................       329,030        356,944
   Forgiveness of debt by officers ...............            --         (1,053)
   Reduction of intangibles due to adjustment
    in acquisition costs .........................            --         32,437
   Gain on disposal of equipment .................            --         (9,250)
   Changes in assets and liabilities:
    (Increase) in accounts receivable ............      (216,521)      (232,379)
    (Increase) in inventories ....................       (87,549)      (119,206)
    (Increase) decrease in prepaid expenses
     and other ...................................        21,945        (44,566)
    (Increase) decrease in deposits and other ....       (12,796)         1,264
    (Decrease) in accounts payable and accrued
     expenses ....................................      (214,801)       (45,967)
                                                     -----------    -----------
     Net Cash (Used) By Operating Activities .....      (137,225)      (121,228)
                                                     -----------    -----------
Cash Flows From Investing Activities:
 Proceeds from disposal of equipment .............            --         61,950
 Capital expenditures ............................       (15,358)      (168,498)
 Increase in intangible assets ...................        (1,042)       (34,667)
 Increase in receivables from related entities ...        (5,616)       (82,689)
                                                     -----------    -----------
     Net Cash (Used) By Investing Activities .....       (22,016)      (223,904)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from  borrowing ........................     3,807,768      4,063,326
 Principal payments on notes payable .............    (3,581,676)    (4,724,426)
 Principal payments on accrued royalties .........       (46,953)       (20,261)
 Offering costs incurred .........................            --       (742,931)
 Issuance of common stock upon exercise
  of Warrants ....................................            --        204,746
 Proceeds from public offering ...................            --      1,650,000
                                                     -----------    -----------
     Net Cash Provided By Financing Activities ...       179,139        430,454
                                                     -----------    -----------
     Net Increase in Cash and Cash Equivalents ...        19,898         85,322
     Cash and Cash Equivalents at Beginning
      of Period ..................................         5,526         13,796
                                                     -----------    -----------
     Cash and Cash Equivalents at End of Period ..   $    25,424    $    99,118
                                                     ===========    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                             Six Months Ended
                                                                 August 31,
                                                         -----------------------
                                                            1995         1994
                                                            ----         ----
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest ...........................................   $  362,036   $  331,060
  Income taxes .......................................           --           --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Conversion of Convertible Redeemable Preferred
   Stock into Common Stock ...........................   $  599,316   $       --
  Conversion of notes payable into Common Stock ......           --    1,163,192
  Dividends payable on Series A Convertible
   Preferred Stock ...................................       31,381       33,000
  Stock dividends paid on Series A Convertible
   Preferred Stock ...................................        6,964           --
  Stock dividends paid on Redeemable Preferred Stock .           --      145,667


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                          SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended August 31, 1995 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1995 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended August 31, 1995
as Compared to Three Months Ended August 31, 1994

Net sales for the three months ended August 31, 1995 ("Second Quarter Fiscal 1996") were $1,931,481, a 2.3% decrease from net sales of $1,977,592 for the three month period ended August 31, 1994 ("Second Quarter Fiscal 1995"). The net sales decrease during the Second Quarter Fiscal 1996 as compared to the Second Quarter Fiscal 1995 is the result of a 6.6% increase in sales for the medical product line offset with a 17.3% decrease in sales for the surgical and electrotherapy product lines. The net income for the Second Quarter Fiscal 1996 was $17,945 as compared to a net loss of $120,448 for the Second Quarter Fiscal 1995. The increase in net income for the Second Quarter Fiscal 1996 as compared to the Second Quarter Fiscal 1995 is primarily due to a decrease in selling, general and administrative expense ("SG&A"), research and development expenses ("R&D"), depreciation and amortization and interest expenses in the approximate aggregate amount of $164,974. The decrease in SG&A expenses for the Second Quarter Fiscal 1996 as compared to the Second Quarter Fiscal 1995 is primarily due to a company-wide cost reduction program which has been implemented since the beginning of the current fiscal year.

Six Months Ended August 31, 1995
as Compared to Six Months Ended August 31, 1994

Net sales for the six months ended August 31, 1995 ("Six Months Fiscal 1996") were $3,700,943, a 4.0% decrease from net sales of $3,854,686 for the six months ended August 31, 1994 (" Six Months Fiscal 1995"). The net sales decrease during the Six Months Fiscal 1996 as compared to the Six Months Fiscal 1995 is the result of a 2.2% increase in sales for the medical product line offset with a 14.4% decrease in sales for the surgical and electrotherapy product lines.

The Company has increased its sales and marketing efforts to broaden the customer base and target distributors for each of our product lines as well as seek other joint product development and private label arrangements. As a result of these efforts, on October 25, 1994 the Company signed a one year, non-cancelable $500,000 contract with Henley Healthcare ("Henley") a division of Maxxim Medical, Inc. in which the Company provided Henley with its Spectrum Max-SD TENS units. The Henley contract was completed in July 1995. The Company is currently negotiating a new contract with Henley and expects negotiations to be finalized in late 1995. In addition, on January 1, 1995, the Company entered into a 30 month exclusive wound care private label agreement with Kendall Healthcare Products, Inc. ("Kendall") valued at $4,500,000. Sales to our private label customers for the Six Months Fiscal 1996 have increased as compared to the same period last year.

Gross profit was $1,984,724 or 53.6% of net sales for the Six Months Fiscal 1996 as compared to $2,201,221 or 57.1% of net sales for the Six Months Fiscal 1995. The decrease in gross profit percentage is primarily due to a shift in product sales mix towards private label sales which generally have lower gross profits than other sales. In addition, as a result of changing market conditions, the sales prices on certain products have been lowered thereby resulting in reduced gross profit margins. Although private label sales generate lower gross profit margins they provide benefits in long-range planning of production schedules and overall factory utilization.

Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 1996 were $1,173,147, a 21.6% decrease from SG&A expenses of $1,495,477 for the Six Months Fiscal 1995. The decrease in SG&A expenses for the Six Months Fiscal 1996 as compared to the Six Months Fiscal 1995 is primarily due to a company-wide cost reduction program which has been implemented since the beginning of the current fiscal year.

Research and development ("R&D") expenses for the Six Months Fiscal 1996 were $47,078, a 7.3% decrease from R&D expenses of $50,801 for the Six Months Fiscal 1995. R&D for the Six Months Fiscal 1996 include expenses related to the completion of the development and the preparation for market introduction of the new Hydrogel Wound Dressing and expenses related to the redesign of the Company's TENS units in an effort to reduce the cost of goods for the electrotherapy product line. On April 12, 1995, the Company announced it received a 510(k) clearance from the Food and Drug Administration for its new Hydrogel Wound Dressing.

Depreciation and amortization ("D&A") expenses for the Six Months Fiscal 1996 were $329,030, a 7.8% decrease from D&A expenses of $356,944 for the Six Months Fiscal 1995. During the Six Months Fiscal 1996, D&A expenses decreased due to the complete amortization of certain loan costs and the full depreciation of certain assets.

Net interest expense for the Six Months Fiscal 1996 was $392,002, a 9.7% increase over net interest expense of $357,451 for the Six Months Fiscal 1995. The increase in net interest expense is primarily due to interest paid in connection with a $1,000,000 loan received in November 1994. See "- Liquidity and Capital Resources."

As a result of the foregoing, net income for the Six Months Fiscal 1996 was $43,467, an increase of $102,919 from a net loss of $59,452 for the Six Months Fiscal 1995. The increase in net income for the Six Months Fiscal 1996 as compared to the Six Months Fiscal 1995 is primarily due to a decrease in operating expenses partially offset by an increase in interest expense.

Primary income per share was $-- for the Six Months Fiscal 1996 as compared to a primary loss per share of $.05 for the Six Months Fiscal 1995. Fully diluted income per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $-- for the Six Months Fiscal 1996 as compared to a fully diluted loss of $.05 per share for the Six Months Fiscal 1995. The primary and fully diluted income per share computations reflect dividends or accrued on the Series A Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities.

As of February 28, 1995, the Company had net operating loss carry forwards of approximately $6,000,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2010.

The Company's working capital at August 31, 1995 was $2,643,619 as compared to $2,335,067 at February 28, 1995 . The Company's working capital position increased by $308,552 primarily due to an increase in accounts receivable and inventories partially offset by an increase in the current portion of long term debt.

On October 4, 1993, the Company entered into a financing agreement with Congress Financial Corporation ("Congress") pursuant to which Congress provided the Company with a 24-month Revolving Loan Facility of up to $5,000,000 (the "Loan"). The Company agreed to pay Congress interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. In addition, beginning in March 1994, the Company agreed to pay Congress a minimum borrowing monthly fee equal to the difference between the interest actually paid with respect to the Loan and the interest which would have been paid if the principal amount of the Loan had equaled $3,500,000. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the loan may be substantially less than $5,000,000. In addition, the Loan is subject to certain financial covenants related to working capital and tangible net worth and is personally guaranteed by Thomas F. Reiner, the Company's Chief Executive Officer and Chairman. At February 28, 1995 the Company was in default of various loan covenants, on June 9, 1995 Congress issued waivers retroactive to February 28, 1995. At August 31, 1995 the Company was in compliance with all of its loan covenants. On July 29, 1994, the Company and Congress entered into a one-year extension agreement through October 4, 1996. As of August 31, 1995, the outstanding balance on the Loan was $2,211,515 and approximately $16,000 in credit was available under the Loan.

On January 20, 1994, Sparta Maxillofacial Products, Inc. ("SMPI"), a wholly owned subsidiary of the Company purchased certain assets of the OMF product line of Storz, a subsidiary of American Cyanamid Company, for $1,550,000 including $100,000 in cash and the issuance of a $1,450,000 promissory note to Storz bearing interest at 9% per annum due January 20, 2002 (the "January 20, 1994 Agreement"). On September 8, 1994, SMPI filed a claim against Storz with the New York Office of the American Arbitration Association. The claim alleges that certain material misrepresentations and omissions were made by Storz in connection with the Company's purchase of certain assets of Storz' OMF product line on January 20, 1994 and seeks to recover an as yet undetermined amount of damages it sustained. On or about July 12, 1994 the Company had a $300,000 payment due to Storz under the January 20, 1994 Agreement. As a result of the alleged wrongful actions by Storz, on July 18, 1994 the Company made an election to offset $400,000 against the $300,000 payment and against future payments due under the January 20, 1994 Agreement. In October 1994, Storz filed a response and counterclaim to the Company's action seeking to accelerate all amounts due under the $1,450,000 promissory note issued to it by the Company. The Company intends to vigorously defend the counterclaim.

On November 18, 1994, the Company borrowed $1,000,000 from Arbora A.G., a nonaffiliated Swiss corporation ("Arbora") evidenced by an unsecured promissory note (the "Note") bearing interest at 10% per annum payable interest only commencing January 1, 1995 with principal due in full on June 5, 1995. The Note provided that if not paid by June 5, 1995, it would automatically convert into Common Stock on the basis of 125% of the number of shares of Common Stock necessary to repay the Note in full based upon the average bid price of the Common Stock on NASDAQ for the 10 trading days prior to June 5, 1995. The Company is currently negotiating an extension of the due date of the Note and does not intend on implementing the automatic conversion feature of the Note. If issued, the shares are expected to be issued under the exemption provided by either Section 4(2) or Regulation S of the Securities Act of 1933, as amended. As additional consideration for the Note, the Company issued to Arbora 1,000,000 common stock purchase warrants, each warrant exercisable at $1.40 per share at any time until November 18, 1997. The Note may also be converted at any time prior to payment by the Company into shares of the Company's Common Stock at a conversion price equal to the lesser of $1.75 per share or the average bid price of the Common Stock on NASDAQ for the 10 trading days prior to the conversion date. Shares issuable upon exercise of the common stock purchase warrant or upon conversion of the Note carry piggyback registration rights. In connection with the loan, the Company paid finders' fees aggregating $82,500 to three nonaffiliated firms.

On March 21, 1995, the Company commenced an offering (the "Offering") pursuant to a registration statement effective on that date on the NASDAQ SmallCap Market ("NASDAQ") of 1,600,000 Units of its securities (each Unit consisting of four shares of Sparta Common Stock and Three Series B Common Stock Purchase Warrants) through Coleman and Company Securities, Inc. ("Coleman"). On the same date, approximately one hour after trading in the Units was initiated on NASDAQ, NASDAQ suspended the listing of the Units and Warrants and reported to the Company that it took such action because it believed that the Units and/or Warrants did not meet certain NASDAQ listing criteria. Promptly after the NASDAQ action, Coleman terminated the Underwriting Agreement with the Company, and all sales of the Units were rescinded. On March 22, 1995, NASDAQ determined that it would permit the Company to list the Units and Warrants and so advised the Company. Following NASDAQ's decision to list the Units and Warrants, the Company and Coleman attempted to resume the Offering on the same terms and conditions as indicated in the March 21, 1995 Registration Statement. On March 31, 1995, Coleman advised the Company that it would not resume the Offering and, accordingly, the Offering was terminated.

On June 7, 1995, the Company served upon Coleman a demand letter which sought payment to the Company in the amount of $631,229. This amount was equal to the expenses incurred by the Company in the Offering, which are being sought from Coleman due to its breach of the underwriting agreement governing that Offering. Thereafter, on July 28, 1995 the Registrant was served with a complaint filed by Coleman claiming approximately $5,100,000 in punitive and compensatory damages against the Company as a result of certain alleged material misrepresentations and omissions made in connection with the information provided to Coleman by the Company for purposes of the Offering, and a breach by the Company of its underwriting agreement with Coleman. The Company regards these allegations as entirely meritless and frivolous and intends to vigorously defend the action. On August 25, 1995, the Company filed a response and counterclaim against Coleman and certain of its officers, directors and agents in the approximate amount of $12.5 million in compensatory damages and an additional $12.5 million in punitive damages.

On September 28, 1995, the Company filed suit against the National Association of Securities Dealers ("NASD") and The NASDAQ Stock Market, Inc. ("NASDAQ"). The lawsuit seeks damages of more than $12.5 million, relating to the defendants' alleged mishandling the Offering in March 1995. In the complaint, the Company alleges that the defendants misrepresented the status of the Company's stock listings, misapplied NASD regulations and interfered with the Company's relationships with its underwriters and investors.

The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations for at least 12 months from the date hereof. The Company's capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and marketing capabilities.

Part II. Other Information

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

          A. Exhibits

          Computation of Primary Earnings Per Share (Page 12).
          Computation of Fully Diluted Earnings Per Share (Page 13).
          Exhibit 27 - Financial Data Schedule

          B. Reports on Form 8-K

          The Company filed a Form 8-K dated August 3, 1995 to report that on June 7, 1995, the Company served upon Coleman and Company Securities, Inc. ("Coleman"), the underwriter in the Company's public offering
          (the "Offering"), which Offering was aborted earlier this year, a demand letter which sought payment to the Company in the amount of $631,229. This amount was equal to the expenses incurred by the Company in the Offering, which are being sought from Coleman due to its breach of the underwriting agreement governing that Offering. Thereafter, on July 28, 1995 the Company was served with a complaint filed by Coleman claiming approximately $5,100,000 in punitive and compensatory damages against the Company as a result of certain alleged material misrepresentations and omissions made in connection with the information provided to Coleman by the Company for purposes of the Offering, and a breach by the Company of its underwriting agreement with Coleman. The Company regards these allegations as entirely meritless and frivolous and intends to vigorously defend the action. On August 25, 1995, the Company filed a response and counterclaim against Coleman and certain of its officers, directors and agents in the approximate amount of $12.5 million in compensatory damages and an additional $12.5 million in punitive damages.

          The Company filed a Form 8-K dated October 2, 1995 to report that on September 28, 1995, the Company filed suit against the National
          Association of Securities Dealers ("NASD") and The NASDAQ Stock Market, Inc. ("NASDAQ"). The lawsuit seeks damages of more than $12.5 million, relating to the defendants' alleged mishandling the Offering in March 1995. In the complaint, the Company alleges that the defendants misrepresented the status of the Company's stock listings, misapplied NASD regulations and interfered with the Company's relationships with its underwriters and investors.



                                                     SPARTA SURGICAL CORPORATION
                                              COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                                          Three Months Ended                 Six Months Ended
                                                                               August 31,                        August 31,
                                                                     ----------------------------     ----------------------------
                                                                         1995             1994             1995             1994
                                                                         ----             ----             ----             ----
Shares outstanding at beginning of period ......................       3,837,983        2,294,215        3,228,408        1,726,977

Shares issued during the period (weighted average) .............          14,824           69,195          461,918          662,361

Shares repurchased during the period (weighted average) ........              --               --               --         (202,336)

Dilutive shares contingently issuable upon exercise of
options and warrants(weighted average) .........................              --               --               --               --

Less shares assumed to have been purchased for treasury
with assumed proceeds of stock warrants and options
(weighted average) .............................................              --               --               --               --

Less shares placed in escrow which are issuable only if
certain  income or stock price criteria are met
(weighted average) .............................................        (187,500)        (187,500)        (187,500)        (187,500)
                                                                     -----------      -----------      -----------      -----------
Total Primary Shares ...........................................       3,665,307        2,175,910        3,502,826        1,999,502
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Applicable to Common Stockholders ............     $   (13,436)     $  (153,448)     $     5,122      $   (92,452)
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Per Primary Share ............................     $        --      $      (.07)     $        --      $      (.05)
                                                                     ===========      ===========      ===========      ===========




                                                     SPARTA SURGICAL CORPORATION
                                           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                                           Three Months Ended                Six Months Ended
                                                                                August 31,                       August 31,
                                                                      ----------------------------      ---------------------------
                                                                          1995             1994             1995            1994
                                                                          ----             ----             ----            ----
Shares outstanding at beginning of period .......................       3,837,983        2,294,215        3,228,408       1,726,977

Shares issued during the period (weighted average) ..............          51,591           69,195          642,889         662,361

Shares repurchased during the period (weighted average) .........              --               --               --        (202,336)

Dilutive shares contingently issuable upon exercise of
options and warrants (weighted average) .........................              --               --               --              --

Less shares assumed to have been purchased for treasury
with assumed proceeds of stock warrants and options
(weighted average) ..............................................              --               --               --              --

Less shares placed in escrow which are issuable only if
certain income or stock prices are met, as they are
anti-dilutive (weighted average) ................................              --         (187,500)              --        (187,500)
                                                                      -----------      -----------      -----------     -----------
Total Fully Diluted Shares ......................................       3,889,574        2,175,910        3,871,297       1,999,502
                                                                      ===========      ===========      ===========     ===========
Net Income (Loss) Applicable To Common Stockholders .............     $   (13,436)     $  (153,448)     $     5,122     $   (92,452)
                                                                      ===========      ===========      ===========     ===========
Net Income (Loss)per Fully Diluted Share ........................     $        --      $      (.07)     $        --     $      (.05)
                                                                      ===========      ===========      ===========     ===========


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparta Surgical Corporation



   /s/ Thomas F. Reiner
---------------------------
Thomas F. Reiner
Chairman of the Board
President & CEO


   /s/ W. Samuel Veazey
---------------------------
W. Samuel Veazey
Vice President of Finance
and Administration


October 13, 1995