Form 10QSB
period 1995-11-30
SPARTA SURGICAL CORP
filed 1996-01-08
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For the quarter ended November 30, 1995

                                       OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                 For the transition period from         to

                         Commission File Number 1-11047

                           SPARTA SURGICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   22-2870438
    (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                 Identification Number)


                              Bernal Corporate Park
                 7068 Koll Center Parkway, Pleasanton, CA 94566
                    (Address of principal executive offices)

                                 (510) 417-8812
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 30, 1995, 3,984,024 shares of Common Stock, 286,138 shares of Redeemable Convertible Preferred Stock and 46,710 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number

Part I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance
                      Sheet as of November 30, 1995                        1 - 2

                      Condensed Consolidated Statements
                      of Operations for the three months and
                      nine months ended November 30, 1995 and 1994            3

                      Condensed Consolidated Statements
                      of Cash Flows for the nine months
                      ended November 30, 1995 and 1994                     4 - 5

                      Notes to Financial Statements                            6

           Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                           7 - 10

Part II.   Other Information and Signatures                              11 - 14

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                November 30, 1995
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $        --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $50,337 .........................         1,065,342
 Inventories ................................................         4,202,868
 Prepaid expenses ...........................................           122,295
                                                                    ------------
    Total Current Assets ....................................         5,390,505
                                                                    ------------
Property and Equipment, at cost:

 Machinery and equipment ....................................         1,857,372
 Other equipment ............................................           527,865
 Leasehold improvements .....................................            68,799
                                                                    ------------
                                                                      2,454,036
Less accumulated depreciation ...............................        (1,366,523)
                                                                    ------------
    Net Property and Equipment ..............................         1,087,513
                                                                    ------------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................           887,805
 Deposits and other .........................................           113,880
 Notes receivable - related entities ........................           821,419
 Accounts receivable - officers .............................           120,757
                                                                    ------------
     Total Other Assets .....................................         1,943,861
                                                                    ------------
     Total Assets ...........................................       $ 8,421,879
                                                                    ============


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                November 30, 1995
                                   (Unaudited)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts payable - trade .......................................   $   807,621
 Accrued expenses:
  Payroll taxes and wages .......................................        85,307
  Interest and other ............................................        69,955
 Dividends payable ..............................................         5,839
 Notes payable ..................................................     2,050,000
 Current portion of accrued royalty payments ....................        44,277
 Current portion of long-term debt ..............................       842,841
                                                                    ------------
     Total Current Liabilities ..................................     3,905,840
                                                                    ------------
Long-Term Debt, net of current portion above:

 Obligations under capital leases ...............................       159,716
 Notes payable to officers ......................................        18,288
 Financial institutions and other ...............................     1,924,678
                                                                    ------------
       Total Long-Term Debt .....................................     2,102,682

Commitments and contingencies ...................................            --

Stockholders' Equity:

 Preferred stock: $4.00 par value, 5,000,000 shares authorized;
   Non-cumulative Convertible Redeemable Preferred Stock:
    1,500,000 shares authorized, 286,138 shares issued
     and outstanding ............................................     1,144,552
   Series A Cumulative Convertible Preferred Stock:
    250,000 shares authorized, 46,710 shares issued
     and outstanding ............................................       186,840
 Common Stock: $.002 par value, 30,000,000 shares authorized,
   3,984,024 shares issued and outstanding ......................         7,968
 Additional paid in capital .....................................     7,095,612
 Accumulated deficit ............................................    (6,021,615)
                                                                    ------------
      Total Stockholders' Equity ................................     2,413,357
                                                                    ------------
      Total Liabilities and Stockholders'  Equity ...............   $ 8,421,879
                                                                    ============


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements



                                                     SPARTA SURGICAL CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                     Three Months Ended                     Nine Months Ended
                                                                         November 30,                          November 30,
                                                               ------------------------------       -------------------------------
                                                                   1995               1994               1995               1994
                                                                   ----               ----               ----               ----
Net Sales ..............................................       $ 1,549,326        $ 1,929,958        $ 5,250,269        $ 5,784,644
Cost of sales ..........................................           779,242            873,443          2,495,461          2,526,908
                                                               -----------        -----------        -----------        -----------
     Gross Profit ......................................           770,084          1,056,515          2,754,808          3,257,736
                                                               -----------        -----------        -----------        -----------
Selling, general and administrative
expenses ...............................................           575,303            831,752          1,748,450          2,327,229
Research and development expense .......................             5,337             22,550             52,415             73,351
Depreciation and amortization ..........................           123,291            163,840            452,321            520,784
                                                               -----------        -----------        -----------        -----------
  Income From Operations ...............................            66,153             38,373            501,622            336,372
                                                               -----------        -----------        -----------        -----------
Other Income (Expense):
  Interest and other income ............................             1,639              8,852              9,827             33,652
  Interest expense .....................................           (68,900)          (201,190)          (469,090)          (583,441)
                                                               -----------        -----------        -----------        -----------
     Total Other Income (Expense) ......................           (67,261)          (192,338)          (459,263)          (549,789)
                                                               -----------        -----------        -----------        -----------
Income (Loss) Before Provision for
Income Taxes ...........................................            (1,108)          (153,965)            42,359           (213,417)
Provision for income taxes .............................                --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) ......................................            (1,108)          (153,965)            42,359           (213,417)
Preferred stock dividends ..............................            (5,839)           (17,589)           (44,184)           (50,589)
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) Applicable to
Common Stockholders ....................................       $    (6,947)       $  (171,554)       $    (1,825)       $  (264,006)
                                                               ===========        ===========        ===========        ===========
Net Income (Loss) Per Share of
 Common Stock:
  Primary:
   Weighted average number of
    common shares outstanding ..........................         3,773,853          2,955,644          3,592,508          2,315,898
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $        --        $      (.06)       $        --        $      (.11)
                                                               ===========        ===========        ===========        ===========
  Fully diluted:
   Weighted average number of
    common shares outstanding ..........................         3,773,853          2,955,644          3,934,631          2,315,898
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $        --        $      (.06)       $        --        $      (.11)
                                                               ===========        ===========        ===========        ===========


                                               The accompanying notes are an integral
                                      part of these condensed consolidated financial statements


                                                                -3-

                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Nine Months Ended
                                                              November 30,
                                                     --------------------------
                                                           1995          1994
                                                           ----          ----
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $    42,359    $  (213,417)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization ................       452,321        520,784
    Forgiveness of debt by officers ..............            --         (1,053)
    Gain on disposal of equipment ................            --         (9,250)
    Reduction of expenses on settlement of
     Storz claim .................................      (135,184)            --
    Changes in assets and liabilities:
     (Increase) in accounts receivable ...........       (42,836)      (196,559)
     (Increase) decrease in inventories ..........        79,596       (144,454)
     (Increase) decrease in prepaid expenses
      and other ..................................        39,008        (77,450)
     (Increase) in deposits and other ............       (66,253)        (7,203)
     (Decrease) in accounts payable and
      accrued expenses ...........................      (518,516)      (497,092)
                                                     -----------    -----------

     Net Cash (Used) By Operating Activities .....      (149,505)      (625,694)
                                                     -----------    -----------

Cash Flows From Investing Activities:
 Proceeds from disposal of equipment .............            --         61,950
 Capital expenditures ............................       (18,048)      (195,052)
 Increase in intangible assets ...................        (1,042)        (1,537)
 Increase in receivables from related entities ...        (8,461)       (80,689)
                                                     -----------    -----------
     Net Cash (Used) By Investing Activities .....       (27,551)      (215,328)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from  borrowing ........................     5,590,030      7,036,674
 Principal payments on notes payable .............    (5,331,230)    (6,762,415)
 Principal payments on accrued royalties .........       (87,270)       (65,251)
 Debt issuance cost ..............................            --        (86,531)
 Offering costs incurred .........................            --       (795,486)
 Issuance of common stock upon exercise
  of Warrants ....................................            --        207,631
 Proceeds from public offering ...................            --      1,650,000
                                                     -----------    -----------
     Net Cash Provided By Financing Activities ...       171,530      1,184,622
                                                     -----------    -----------
     Net Increase in Cash and Cash Equivalents ...        (5,526)       343,600
     Cash and Cash Equivalents at Beginning
      of Period ..................................         5,526         13,796
                                                     -----------    -----------
     Cash and Cash Equivalents at End of Period ..   $        --    $   357,396
                                                     ===========    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                            Nine Months Ended
                                                               November 30,
                                                         -----------------------
                                                              1995       1994
                                                              ----       ----

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest .........................................   $  469,090   $  410,777
    Income taxes .....................................           --           --

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
   Conversion of Preferred Stock into Common Stock ...   $  670,516   $   97,160
   Conversion of notes payable into Common Stock .....           --    1,163,192
   Dividends payable on Series A Convertible
    Preferred Stock ..................................       31,381       17,589
   Stock dividends paid on Series A Convertible
    Preferred Stock ..................................        6,964       33,000
   Stock dividends paid on Redeemable Convertible
    Preferred Stock ..................................           --      145,667
   Deferred offering costs offset against proceeds
    of public offering ...............................           --      186,710
   Reduction of intangibles due to adjustment in
    acquisition cost .................................           --       32,437
   Reduction of note payable due to settlement
    of Storz claim ...................................      400,000           --
   Reduction of royalties payable due to settlement
    of Storz claim ...................................       62,495           --
   Reduction of intangibles due to settlement of
    Storz claim ......................................      223,210           --


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                          SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended November 30, 1995 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1995 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended November 30, 1995
as Compared to Three Months Ended November 30, 1994

Net sales for the three months ended November 30, 1995 ("Third Quarter Fiscal 1996") were $1,549,326, a 19.7% decrease from net sales of $1,929,958 for the three month period ended November 30, 1994 ("Third Quarter Fiscal 1995"). The net sales decrease during the Third Quarter Fiscal 1996 as compared to the Third Quarter Fiscal 1995 is the result of a 7.5% decrease in sales for the medical product line coupled with a 33.3% decrease in sales for the surgical and electrotherapy product lines. The net loss for the Third Quarter Fiscal 1996 was $1,108 as compared to a net loss of $153,965 for the Third Quarter Fiscal 1995. The decrease in net loss for the Third Quarter Fiscal 1996 as compared to the Third Quarter Fiscal 1995 is primarily due to a decrease in selling, general and administrative expense ("SG&A"), research and development expenses ("R&D"), depreciation and amortization and interest expenses in the approximate aggregate amount of $439,288 offset by the gross profit effect of the net sales decrease during the Third Quarter Fiscal 1996. The decrease in operating expenses for the Third Quarter Fiscal 1996 as compared to the Third Quarter Fiscal 1995 is primarily due to a company-wide cost reduction program which has been implemented since the beginning of the current fiscal year and with the elimination of all accrued interest, royalty and legal expenses for the current fiscal year in the approximate aggregate amount of $135,184 related to the Company's settlement of its claim against Storz Instrument Company ("Storz") on October 17, 1995. See "- Liquidity and Capital Resources."

Nine Months Ended November 30, 1995
as Compared to Nine Months Ended November 30, 1994

Net sales for the nine months ended November 30, 1995 ("Nine Months Fiscal 1996") were $5,250,269, a 9.2% decrease from net sales of $5,784,644 for the nine months ended November 30, 1994 (" Nine Months Fiscal 1995"). The net sales decrease during the Nine Months Fiscal 1996 as compared to the Nine Months Fiscal 1995 is the result of a 0.8% decrease in sales for the medical product line coupled with a 19.5% decrease in sales for the surgical and electrotherapy product lines. The decrease in sales for the surgical and electrotherapy product lines can be primarily attributed to the decrease in the Company's working capital which resulted in the shifting of financial resources and sales and marketing efforts more towards the medical product line and its manufacturing operation. In addition, in October 1994 the Company signed a one year, non-cancelable $500,000 contract with Henley Healthcare ("Henley") in which the Company provided Henley with its Spectrum Max-SD TENS unit. The Henley contract was completed in July 1995. The Company is currently negotiating a new contract with Henley and expects negotiations to be finalized by the current fiscal year end.

On December 7, 1995, the Company sold its wound care product line to Tecnol Medical Products, Inc. The wound care product line, which consisted primarily of wound care gauze dressings, generated approximately $3,150,000 or 60.0% of the Company's revenues for the Nine Months Fiscal 1996. However, because of its relatively high overhead, historically this line has contributed a small percentage towards the Company's net income. The wound care product line required considerable capital investment to maintain its operations and its growth. The Company believes that the sale will enable it to concentrate on more profitable product lines, such as microsurgical instruments, critical care disposables, oral maxillofacial plating systems and electrotherapy products. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business. See "- Liquidity and Capital Resources."

Gross profit was $2,754,808 or 52.5% of net sales for the Nine Months Fiscal 1996 as compared to $3,257,736 or 56.3% of net sales for the Nine Months Fiscal 1995. The decrease in gross profit percentage is primarily due to a shift in product sales mix towards private label sales which generally have lower gross profit margins than other sales. In addition, as a result of changing market conditions, the sales prices on certain products have been lowered which resulted in reduced gross profit margins. Although private label sales generate lower gross profit margins they provide benefits as they better allow for long-range planning of production schedules and overall factory utilization.

Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 1996 were $1,748,450, a decrease of $578,779 or 24.9% from SG&A expenses of $2,327,229 for the Nine Months Fiscal 1995. The decrease in SG&A expenses for the Nine Months Fiscal 1996 as compared to the Nine Months Fiscal 1995 is primarily due to a company-wide cost reduction program which has been implemented since the beginning of the current fiscal year coupled with the elimination of all accrued royalty and legal expenses for the current fiscal year in the approximate aggregate amount of $59,059 related to the Company's settlement of its claim against Storz on October 17, 1995. See "- Liquidity and Capital Resources."

Research and development ("R&D") expenses for the Nine Months Fiscal 1996 were $52,415, a 28.5% decrease from R&D expenses of $73,351 for the Nine Months Fiscal 1995. R&D for the Nine Months Fiscal 1996 includes expenses related to the completion of the development and the preparation for market introduction of the new Hydrogel Wound Dressing and expenses related to the redesign of the Company's TENS units in an effort to reduce the cost of goods for the electrotherapy product line.

Depreciation and amortization ("D&A") expenses for the Nine Months Fiscal 1996 were $452,321, a 13.1% decrease from D&A expenses of $520,784 for the Nine Months Fiscal 1995. During the Nine Months Fiscal 1996, D&A expenses decreased due to the complete amortization of certain loan costs and the full depreciation of certain assets.

Net interest expense for the Nine Months Fiscal 1996 was $459,263, a 16.5% decrease from net interest expense of $549,789 for the Nine Months Fiscal 1995. The decrease in net interest expense is primarily due to the elimination of all accrued interest for the current fiscal year in the approximate aggregate amount of $76,125 in connection with the Company's settlement of its claim against Storz on October 17, 1995 partially offset by interest paid in connection with a $1,000,000 loan received in November 1994. See "- Liquidity and Capital Resources."

As a result of the foregoing, net income for the Nine Months Fiscal 1996 was $42,359, an increase of $255,776 from a net loss of $213,417 for the Nine Months Fiscal 1995. The increase in net income for the Nine Months Fiscal 1996 as compared to the Nine Months Fiscal 1995 is primarily due to a decrease in operating expenses as partially offset by the gross profit effect of the net sales decrease during the Nine Months Fiscal 1996.

Primary loss per share was $.00 for the Nine Months Fiscal 1996 as compared to a primary loss per share of $.11 for the Nine Months Fiscal 1995. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $.00 for the Nine Months Fiscal 1996 as compared to a fully diluted loss of $.11 per share for the Nine Months Fiscal 1995. The primary and fully diluted income per share computations reflect dividends paid or accrued on the Series A Convertible Preferred Stock.

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

The Company's working capital at November 30, 1995 was $1,484,665 as compared to $2,335,067 at February 28, 1995 . The Company's working capital position decreased by $850,402 primarily due to the reclassification of a note payable to Storz from long term to short term.

On October 4, 1993, the Company entered into a financing agreement with Congress Financial Corporation ("Congress") pursuant to which Congress provided the Company with a Revolving Loan Facility of up to $5,000,000 (the "Loan"). The Company agreed to pay Congress interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. In addition, beginning in March 1994, the Company agreed to pay Congress a minimum borrowing monthly fee equal to the difference between the interest actually paid with respect to the Loan and the interest which would have been paid if the principal amount of the Loan had equaled $3,500,000. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the loan may be substantially less than $5,000,000. In addition, the Loan is subject to certain financial covenants related to working capital and tangible net worth and is personally guaranteed by Thomas F. Reiner, the Company's Chief Executive Officer and Chairman. As of November 30, 1995, the outstanding balance on the Loan was $2,209,302 and approximately $17,000 in credit was available under the Loan. On December 8, 1995 the Company repaid substantially all of the amounts owing under its Loan from Congress.

On January 20, 1994, Sparta Maxillofacial Products, Inc. ("SMPI"), a wholly owned subsidiary of the Company purchased certain assets of the OMF product line of Storz, a subsidiary of American Cyanamid Company, for $1,550,000 including $100,000 in cash and the issuance of a $1,450,000 promissory note to Storz bearing interest at 9% per annum due January 20, 2002 (the "January 20, 1994 Agreement"). On September 8, 1994, SMPI filed a claim against Storz with the New York Office of the American Arbitration Association. The claim alleged that certain material misrepresentations and omissions were made by Storz in connection with the Company's purchase of certain assets of Storz' OMF product line on January 20, 1994 and sought to recover an as yet undetermined amount of damages it sustained. In October 1994, Storz filed a response and counterclaim to the Company's action seeking to accelerate all amounts due under the $1,450,000 promissory note issued to it by the Company. On October 17, 1995, the Company settled its claim against Storz. The terms of the settlement agreement consisted of a reduction of the Company's note payable to Storz from $1,450,000 to $1,050,000. In addition, all accrued interest, accrued royalties and future royalties in connection with the acquisition of the product line were forgiven by Storz. The net impact of this settlement to the Company is approximately $700,000 which consists of a reduction in the note payable and goodwill and eliminated all accrued interest, royalty and legal expenses. On December 13, 1995 the Company repaid $600,000 to Storz in connection with the note payable.

On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol Medical Products, Inc., a medical products manufacturer headquartered in Fort Worth, Texas (the "Tecnol Sale"). The purchase price was $5,675,000, of which approximately $5,000,000 was paid in cash, with the balance being paid primarily in the form of a promissory note bearing interest at prime rate and due on September 1997 upon certain conditions being met. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale.

The Company has used or will use the cash proceeds of the Tecnol Sale to repay most of its outstanding debt including (i) $2,282,505 owed to Congress Financial Corporation under a revolving credit facility; (ii) $111,602 owed for the purchase of certain manufacturing equipment which was subject to a lease; (iii)

$469,710 owed to Asset Factoring, Inc., consisting of the principal due on certain promissory note plus accrued interest; (iv) $600,000 owed to Storz Instrument Company relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line; and (v) $1,000,000 to Arbora, A.G. ("Arbora") as of December 14, 1995 as principal consideration to redeem 4,761,842 shares of the Company's common stock, which shares were issued to Arbora on December 4, 1995 as a result of the conversion of a $1,000,000 note into equity pursuant to an agreement reached between it and the Company. In connection with this transaction, the Company canceled a warrant to purchase 1,000,000 shares of the Company's common stock at $1.40 per share held by Arbora and issued Arbora a warrant to purchase up to 500,000 shares of the Company's common stock at $.47 per share. In addition, a voting trust was entered into which provided the Company's Chairman, President and Chief Executive Officer, Thomas F. Reiner, with voting rights as to such shares.

On March 21, 1995, the Company commenced an offering (the "Offering") pursuant to a registration statement effective on that date on the NASDAQ SmallCap Market ("NASDAQ") of 1,600,000 Units of its securities through Coleman and Company Securities, Inc. ("Coleman"). On the same date, approximately one hour after trading in the Units was initiated on NASDAQ, NASDAQ suspended the listing of the Units and Warrants and reported to the Company that it took such action because it believed that the Units and/or Warrants did not meet certain NASDAQ listing criteria. Promptly after the NASDAQ action, Coleman terminated the Underwriting Agreement with the Company, and all sales of the Units were rescinded. On March 22, 1995, NASDAQ determined that it would permit the Company to list the Units and Warrants and so advised the Company. Following NASDAQ's decision to list the Units and Warrants, the Company and Coleman attempted to resume the Offering on the same terms and conditions as indicated in the March 21, 1995 Registration Statement. On March 31, 1995, Coleman advised the Company that it would not resume the Offering and, accordingly, the Offering was terminated.

On June 7, 1995, the Company served upon Coleman a demand letter which sought payment to the Company in the amount of $631,229. This amount was equal to the expenses incurred by the Company in the Offering, which were being sought from Coleman due to its breach of the underwriting agreement governing that Offering. Thereafter, on July 28, 1995 the Registrant was served with a complaint filed by Coleman claiming approximately $5,100,000 in punitive and compensatory damages against the Company as a result of certain alleged material misrepresentations and omissions made in connection with the information provided to Coleman by the Company for purposes of the Offering, and a breach by the Company of its underwriting agreement with Coleman. The Company regarded these allegations as entirely meritless and frivolous. On August 25, 1995, the Company filed a response and counterclaim against Coleman and certain of its officers, directors and agents in the approximate amount of $12.5 million in compensatory damages and an additional $12.5 million in punitive damages. On December 27, 1995, the Company and Coleman settled the suit between them. No consideration was paid in connection with such settlement however, both parties exchanged mutual releases.

On September 28, 1995, the Company filed suit against the National Association of Securities Dealers ("NASD") and The NASDAQ Stock Market, Inc. ("NASDAQ"). The lawsuit seeks damages of more than $12.5 million, relating to the defendants' alleged mishandling of the Offering in March 1995. In the complaint, the Company alleges that the defendants misrepresented the status of the Company's stock listings, misapplied NASD regulations and interfered with the Company's relationships with its underwriters and investors.

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

Part II. Other Information

Item 1. Legal Proceedings
               In the period covered by this report, the Company settled certain litigation involving the Company and (i) Storz and (ii) Coleman. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


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

Item 6. Exhibits and Reports on Form 8-K

        A.     Exhibits

               Computation of Primary Earnings Per Share (Page 12).

               Computation of Fully Diluted Earnings Per Share (Page 13).

               Exhibit 27 - Financial Data Schedule

        B.     Reports on Form 8-K

               The Company filed a Form 8-K dated December 22, 1995 to report that on December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol Medical Products, Inc., a medical products manufacturer headquartered in Fort Worth, Texas (the "Tecnol Sale"). The purchase price was $5,675,000, of which approximately $5,000,000 was paid in cash, with the balance being paid primarily in the form of a promissory note bearing interest at prime rate and due on September 1997 upon certain conditions being met. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale.



                                                     SPARTA SURGICAL CORPORATION
                                              COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                                                          Three Months Ended                Nine Months Ended
                                                                              November 30,                     November 30,
                                                                       --------------------------        --------------------------
                                                                          1995            1994             1995             1994
                                                                          ----            ----             ----             ----
Shares outstanding at beginning of period ......................       3,892,279        3,050,558        3,228,408        1,726,977

Shares issued during the period (weighted average) .............          69,074           92,586          551,600        1,001,075

Shares repurchased during the period (weighted average) ........              --               --               --         (224,654)

Dilutive shares contingently issuable upon exercise
of options and warrants (weighted average) .....................              --               --               --               --

Less shares assumed to have been purchased for treasury
with assumed proceeds of stock warrants and options
(weighted average) .............................................              --               --               --               --

Less shares placed in escrow which are issuable only
if certain  income or stock price criteria are met
(weighted average) .............................................        (187,500)        (187,500)        (187,500)        (187,500)
                                                                     -----------      -----------      -----------      -----------
Total Primary Shares ...........................................       3,773,853        2,955,644        3,592,508        2,315,898
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Applicable to Common Stockholders ............     $    (6,947)     $  (171,554)     $    (1,825)     $  (264,006)
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Per Primary Share ............................     $        --      $      (.06)     $        --      $      (.11)
                                                                     ===========      ===========      ===========      ===========




                                                     SPARTA SURGICAL CORPORATION
                                           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                                            Three Months Ended                Nine Months Ended
                                                                               November 30,                      November 30,
                                                                       --------------------------        --------------------------
                                                                          1995             1994             1995             1994
                                                                          ----             ----             ----             ----
Shares outstanding at beginning of period ......................       3,892,279        3,050,558        3,228,408        1,726,977

Shares issued during the period (weighted average) .............          69,074           92,586          706,223        1,001,075

Shares repurchased during the period (weighted average) ........              --               --               --         (224,654)

Dilutive shares contingently issuable upon exercise
of options and warrants (weighted average) .....................              --               --               --               --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .................................              --               --               --               --

Less shares placed in escrow which are issuable
only if certain  income or stockprices are met,
as they are anti-dilutive (weighted average) ...................        (187,500)        (187,500)              --         (187,500)
                                                                     -----------      -----------      -----------      -----------
Total Fully Diluted Shares .....................................       3,773,853        2,955,644        3,934,631        2,315,898
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Applicable to Common Stockholders ............     $    (6,947)     $  (171,554)     $    (1,825)     $  (264,006)
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Per Fully Diluted Share ......................     $        --      $      (.06)       $      --      $      (.11)
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


January 8, 1996