Form 10KSB
period 1996-02-29
SPARTA SURGICAL CORP
filed 1996-05-29
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 29, 1996 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to ________

                           Commission File No. 1-11047
                           SPARTA SURGICAL CORPORATION
                 (Name of small business issuer in its charter)

               Delaware                                22-2870438
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

   7068 Koll Center Parkway, Suite 401
         Pleasanton, California                           94566
 (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (510) 417-8812

           Securities registered pursuant to Section 12(b)of the Act:
           Title of each Class         Name of each exchange on which registered
      $.002 par value Common Stock                 Boston Stock Exchange
$4.00 par value Redeemable Preferred Stock         Boston Stock Exchange
  $4.00 Par Value Series A Convertible
       Redeemable Preferred Stock                  Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                          $.002 Par Value Common Stock
                   $4.00 Par Value Redeemable Preferred Stock
         $4.00 Par Value Series A Convertible Redeemable Preferred Stock
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were $5,759,107.

     As of May 16, 1996, the market value of the Registrant's $.002 Par Value Common Stock and $4.00 Par Value Redeemable Convertible Preferred Stock excluding shares held by affiliates, was $4,919,971 based upon closing prices on Nasdaq of $1.19 per share of $.002 Par Value Common Stock and $2.13 per share of $4.00 Par Value Redeemable Convertible Preferred Stock.

     As of May 16, 1996, 4,401,926 shares of the Registrant's Common Stock, 179,323 shares of Redeemable Convertible Preferred Stock and 33,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Introduction

     The Company develops, manufactures, distributes and markets surgical specialty and electrotherapy products for the healthcare industry. The surgical specialty products group consists of (i) microsurgical hand-held instruments and accessories; (ii) critical care hospital disposable products; and (iii) oral maxillofacial plating systems. The electrotherapy products group consists of (i) transcutaneous electrical nerve stimulators ("TENS") and related electrode products.

Acquisitions, Asset Purchases and Dispositions

     Since inception, a principal element of the Company's development has been the acquisition of companies and product lines that complement the existing business strategy. Sparta Instrument Corporation, acquired by the Company in 1987, distributed a specialty line of high quality microsurgical hand held instruments for use in ophthalmic, ear, nose and throat ("ENT") procedures and plastic surgery, along with related hospital disposable medical products. Healthmed Corporation, acquired by the Company in 1988, manufactured and marketed a specialty line of surgical products generally referred to as "critical care hospital disposables." Sterile Products, a division of Absorbent Cotton Company, acquired by the Company in 1989, developed, manufactured and distributed specialty acute and chronic wound care dressings. David Simmonds Company, Inc., also acquired by the Company in 1989, manufactured and distributed medical supplies for intravenous anesthesia and related drugs used in oral surgery. Certain assets of Medical Designs, Inc. ("MDI"), which was founded to market TENS units for use in pain management and related reusable and disposable electrode products and other rehabilitation systems, were purchased in 1992. Certain assets of Storz Instrument Company, a wholly-owned subsidiary of American Cyanamid Co. which developed, manufactured and marketed an oral maxillofacial plating product line, were purchased in 1994.

     On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol Medical Products, Inc., a medical products manufacturer headquartered in Fort Worth, Texas (the "Tecnol Sale"). The purchase price was $5,675,000, of which approximately $5,010,000 was paid in cash, with the balance being paid primarily in the form of a promissory note bearing interest at prime rate and due in September 1997 upon certain conditions being met. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale. The Company used approximately $4,500,000 of the cash proceeds of the Tecnol Sale to repay outstanding debt and the balance was used to reduce trade payables and to pay costs associated with the sale. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

Business Strategy

     The Company seeks growth through internal expansion and continued acquisitions of companies or products that complement or expand the Company's existing product lines. The Company intends to continue to enter small specialty markets that are served by relatively few competitors. The Company will also continue efforts to develop products in collaboration with established medical device companies while researching and developing its own products.

     The Company intends to expand its distribution networks by hiring additional sales representatives, developing an inside sales/telemarketing group, and appointing other specialty surgical dealers and independent manufacturing representatives to promote and market the Company's products to hospitals, physicians and clinics. The expansion of the Company's product lines may also promote crossover sales by dealers in each product group, although there is no assurance that this cross-marketing strategy will be successful in increasing sales.

     With respect to its electrotherapy product line, the Company intends to continue to sell to durable medical equipment dealers, rather than end users, and to introduce new or improved products consistent with the results of its research and development programs.

Products

The Company's products are divided into two product groups:

     Surgical Specialty Products:

     (i) Microsurgical hand held instruments and accessories. The Company markets a line of over 1,500 microsurgical hand held instruments and accessories for use by: (i) ophthalmologists in various procedures including cataract, retina and intraocular lens surgeries; (ii) ear, nose, throat and plastic surgeons in rhinoplasty, facial plastic, reconstructive and hand surgery procedures; and (iii) general surgeons in other surgical applications, as well as related equipment and accessories.

     (ii) Critical care hospital disposable products. The Company markets a line of critical care and general hospital disposable products such as, (i) Surgical-Clamps(TM), external tubing and sponge clamps; (ii) Surgi-Prep(TM), a clinically tested medical depilatory kit for preoperative prepping; (iii) Anesthesia Extension Tubes, anesthesia and intravenous tube sets; and (iv) Nasostats(TM), sterile nasal balloons to control nose bleeding.

     (iii) Oral Maxillofacial Plating Systems. The Company markets an oral maxillofacial titanium plating ("OMF") product line which consists of plates, screws and instruments to repair bone fractures in the face and head by holding fracture ends in alignment while bone healing takes place. The OMF product line also includes instruments used to attach the plates to bone tissue. See "-Research and Development."

     Electrotherapy Products:

     (i) Transcutaneous Electrical Nerve Stimulators (TENS) and Related Electrode Products. The Company markets TENS units which deliver low voltage electrical current to the nerves in the spine in order to temporarily reduce or eliminate certain types of chronic pain, especially back pain. The Company's TENS units include Spectrum Max-SD, the Company's most advanced unit for acute and chronic pain management; Spectrum Plus, which allows therapists to treat less complicated pain syndromes than the Spectrum Max-SD; and Spectrum II, the Company's least expensive TENS unit. The Company also markets both disposable and reusable TENS electrodes.

Research and Development

     Approximately   $97,921  and  $52,661  was  expended  on  Company-sponsored research and development for the years ended February 28, 1995 and February 29, 1996, respectively.

     The Company intends to develop an absorbable OMF material, although any such development will take a number of years to complete and the Company will require a significant investment of additional funds to finance it to completion. No such development has yet been commenced. There is no assurance that additional funding will be available or will be available on terms acceptable to the Company. Moreover, there can be no assurance that such development efforts will be successful or result in products that can receive FDA marketing approvals or, even if marketable, will be commercially viable. See "Surgical Specialty Products" and "Products - Joint Product Development, Private Label and Technology Arrangements."

Sales and Marketing

     The Company offers its products through a network of independent manufacturing representatives and through a network of surgical and durable medical equipment distributors located throughout the United States and abroad who are responsible for sales directly to hospitals, physicians and clinics.

Support for the Company's internal and external sales force is provided by marketing communication programs such as advertisements in medical journals, attendance at trade shows, distribution of sales brochures, educational seminars, sales training and telemarketing. Sales leads developed through advertising, direct mail, trade show and customer inquiries are pursued through direct sales contacts.

     The Company's sales network reaches most of the major markets in the United States along with a modest but expanding international market. In the United States there are numerous independent health care distributors of the Company's products that include Baxter Healthcare Corp., Abbey Medical, Inc., General
Medical Corp., Owens and Minor, Inc., DeRoyal Industries, Inc., Alabama Microsurgical Instruments, Stuart Medical, Inc., ABCO Dealers, Inc., TheraLabs, Inc., New England Surgical Corp., Texas TENS and Therapeutic Trends, Inc. Through its various distributors and representatives, the Company's products are marketed to private and government hospitals, clinics, physicians and physical therapy/rehabilitation facilities.

Licensing Agreement

     In connection with its purchase of certain assets of Storz Instrument Company's OMF business in January 1994, the Company entered into a Polymer
License and Supply Agreement ("Licensing Agreement") with Davis & Geck, for further research and development of a new technology in plating systems called the "Absorbable Plating System" ("APS"). Storz Instrument Company is a subsidiary of, and Davis & Geck is a division of, American Home Products Corporation. The APS project (which the Company has not yet commenced) will attempt to determine the feasibility of using absorbable (polymer) plates for fixating bones so that the plates do not have to be surgically removed after the fractures are healed. There can be no assurance that the Company can develop an APS for which FDA permission to market can be obtained.

     Under the terms of the Licensing Agreement, Davis & Geck granted the Company exclusive rights to use certain polymers in the APS. The Licensing Agreement grants the Company a ten-year exclusive license to certain intellectual property for the research, development and exploitation of any product developed within the oral maxillofacial field, including manufacturing and marketing of such products. During the term of the Licensing Agreement, the Company is required to pay to Davis & Geck a royalty of five percent of gross sales. Clinical trials in humans and pre-market approval by the FDA must be completed prior to marketing an APS product. To date no such clinical trials have been commenced. There can be no assurance that the Company will complete human trials or will obtain pre-market approval or subsequent marketing permission from the FDA. The Company anticipates significant research and development will have to be conducted in order to bring this product to market. There can be no assurance that the Company will be successful in developing and manufacturing any such product. See "-Research and Development."

Distribution

     The Company's microsurgical hand held instruments, oral maxillofacial products, critical care disposables and TENS units are purchased, inspected, packaged and distributed from the Company's warehouse facility in Pleasanton, California. Microsurgical hand-held instruments and oral maxillofacial instruments are manufactured in Germany and the United States to the Company's specifications. Critical care disposables and TENS units are procured domestically under various manufacturing arrangements.

     The Company has experienced difficulty from time to time in obtaining some of its products, and there can be no assurance that its current or alternative sources will be able to meet the Company's needs on a timely basis. Although some products are currently available from multiple sources, at present the Company obtains approximately 60% of the products it sells from single sources. A lack of availability from current suppliers could cause distribution delays and increased cost to the Company. In addition, reliance on these suppliers could adversely affect the Company's quality control efforts and its ability to control delivery schedules.

     The Company is required to carry significant amounts of inventory to meet rapid delivery requirements. These inventory requirements in turn require the Company to maintain credit financing sufficient to fund the purchase of inventory.

     All  products  manufactured  for  the  Company  are  subject  to  demanding
specifications   and   processes   in  order  to  comply  with  the  FDA's  Good
Manufacturing Practices. See "-Government Regulation."

Product Liability

     The Company carries product liability insurance of $1,000,000 per occurrence. Although the Company believes this coverage to be adequate, there can be no assurance that such insurance will be sufficient to protect it from all risks to which it may be subject or exposed. To date, the Company has not been the subject of any product liability claims.

Competition

     The health care products industry is intensely competitive, and many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company. Some of the Company's larger competitors enjoy an additional competitive advantage by reason of their ability to offer product discounts for volume purchases across product lines.

     In the surgical specialty market for microsurgical hand held instruments, the Company competes with Storz Instrument Company, a division of American Home Products Corporation, Edward Weck & Co., Inc., a division of Bristol-Myers Squibb, Inc. and V. Mueller, a division of Baxter Healthcare Corp. In the critical care hospital disposable products market, the Company's competitors include Baxter Healthcare Corp., Johnson & Johnson Patient Care, Inc., Abbott Laboratories, Inc., and Patterson Dental Co. as well as smaller domestic competitors. In the oral maxillofacial plating market, the Company competes with Howmedica, Inc., Synthes U.S.A., Leibinger & Fischer GMBH and Walter Lorenz Surgical Instruments. In the TENS market, the Company competes with numerous companies including Empi, Inc. and Staodyn, Inc.

     Competitive factors for microsurgical hand held instruments, critical care disposables and OMF products include the depth, quality and price of the product line. Price is the only significant competitive factor with respect to the electrotherapy product line. The Company's market share in each of its product lines is negligible.

Patents and Trademarks

     The Company sells its products under a variety of trademarks, some of which the Company has registered in the United States and various foreign countries.

     The Company currently holds two patents granted by the United States Patent Office relating to its TENS units.

     Notwithstanding the trademarks and patents held by the Company, there can be no assurance that competitors will not develop similar trademarks outside the Company's trademark protection or functionally similar products outside the Company's patent protection.

     There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Company's patents will not inadvertently infringe upon the patents of others, or that others will not use the Company's patents upon expiration of such patents. There can be no assurance that existing or future patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues.

Government Regulation

     All of the Company's products must be approved, registered and/or licensed by the United States Food and Drug Administration ("FDA") and other domestic and foreign regulatory authorities. These authorities also regulate labeling, advertising and other forms of product claims.

     Under the federal Food, Drug and Cosmetics Act, the Company is required to file with the FDA a new device description and obtain FDA approval for any new medical device which the Company proposes to manufacture and market. The procedure for obtaining such approval differs depending upon the uniqueness of the device, with devices similar to those marketed prior to 1976 being eligible for expedited approval and those devices which represent significant departures from devices on the market in 1976 requiring pre-marketing approval. The devices are also subject to inspection by the FDA after approval, with devices that are potentially life-threatening being subject to more stringent standards. The FDA has established manufacturing and sterilization standards for medical devices known as "Good Manufacturing Practices" which require the Company's distribution facility and its suppliers to be registered annually and subject to regular inspections by the FDA.

     The Company is registered with the FDA as a medical device establishment. The Company's office and distribution facilities in California are subject to various state and local regulations such as zoning requirements, health and fire codes and the like.

     Although applicable government regulations vary in their provisions, they are stringent and continuing. The cost of compliance with these regulations is difficult to determine, but such cost is and will continue to be a significant expense for the Company. The Company believes that it has obtained all applicable government and regulatory approvals for its existing products, facilities and processes and expects that all of its current licenses will be renewed on a regular basis. There can be no assurance that the Company will continue to be in compliance with all current regulations or that it will be able to comply with all future regulations.

Employees

     In addition to its three executive officers, as of May 16, 1996, the Company had ten full-time employees and one part-time employee, including two employees involved in distribution; three sales and marketing employees; and six administrative employees. The Company believes that its relations with its employees are satisfactory. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases corporate and warehouse facilities in Pleasanton, California, and as a result of the sale of the medical product line in December 1995, it subleases (through December 1996) its manufacturing and warehouse facility in Hammonton, New Jersey to Tecnol New Jersey Wound Care Products, Inc. The associated remaining costs related to the Hammonton, NJ lease from January 1997 through its termination were accrued in December 1995 as a result of the sale of the medical product line. The following table sets forth certain information concerning the Company's three facilities:

                                Square        Expiration of         Monthly
      Location                  Footage       Current Lease         Rental
      --------                  -------       -------------         ------
      Pleasanton, CA (1)         9,100           11/30/98           $8,650
      Hammonton, NJ             41,500           05/31/00           $9,400
      Pleasanton, CA             6,200           12/14/98           $3,968

(1) Renewable for five years at the option of the Company.

     The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

     On March 4, 1994, the Company terminated for cause its December 5, 1992 employment agreement with Gerald S. Kramer, a former Chairman of the Company's Board of Directors. The Company also offset against a promissory note in the amount of $378,770 owed by the Company to Mr. Kramer, a receivable owed by Mr. Kramer to the Company in the amount of $138,063, as well as $222,419 representing Mr. Kramer's share of his joint bank indebtedness which was repaid by the Company. The net balance of $18,288 was remitted to Mr. Kramer in December 1995.

     On March 9, 1994, the Company filed a Complaint for Declaratory Relief in the Supreme Court for Plymouth County, Massachusetts seeking a court determination that it was not liable for salary payments to Mr. Kramer during the pendency of any action or dispute under his December 5, 1992 employment agreement. In response thereto, Mr. Kramer moved to enjoin the Company from ceasing to pay his interim salary payments and moved as well for an injunction restraining the Company from using the proceeds of the 1994 Offering during the pendency of any litigation on the employment agreement. The motion was denied on April 22, 1994 and appeals were denied on July 12 and August 2, 1994. On July 25, 1994, Mr. Kramer filed an answer and counterclaim seeking, among other things, damages against the Company for termination of his employment agreement.

     In July 1994, Mr. Kramer brought a separate action against the Company and Mr. Reiner for unlawful termination of Mr. Kramer's employment agreement and for other alleged causes of action claiming damages in the aggregate amount of approximately $36,500,000 including (i) $378,770 for payment on a promissory note; (ii) $1,000,000 for damage to Mr. Kramer's reputation; (iii) $5,000,000 for the value of uncompensated services provided to the Company by Mr. Kramer;
(iv) $10,000,000 for breach of Mr. Kramer's employment contract; (v) $10,000,000 for malicious and bad faith conduct on the part of the Company; and (vi) $10,000,000 for Mr. Kramer's grief, humiliation, shame and embarrassment. The Company believes there is no merit to any of Mr. Kramer's allegations and claims and is vigorously defending the action. Nevertheless, a judgment against the Company on Mr. Kramer's action or counterclaim could adversely affect the Company's financial condition.

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

     On January 5, 1995, John P. Landino ("Landino"), a former Vice President of Sales, resigned as an employee of the Company. On February 28, 1995, the Company sued Mr. Landino for monies owed to the Company under a certain promissory note executed by Mr. Landino. Mr. Landino has cross-complained against the Company alleging damages for wrongful termination. The Company regards these allegations entirely meritless and frivolous and is vigorously defending against Mr.
Landino's  claims  and is also  vigorously  asserting  its  claims  against  Mr.
Landino.

     On April 19, 1996, Phyllis Ballew ("Ballew"), a former employee of the Company, sued the Company alleging damages for wrongful termination. The Company regards these allegations entirely meritless and frivolous and is vigorously defending against Ms. Ballew's claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on Nasdaq under the symbol "SPSG" since January 31, 1991 and on the Boston Stock Exchange under the symbol "SSG" since March 10, 1992.

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by Nasdaq but do not include retail markup, markdown or commissions.

                                                            Price
       By Quarter Ended:                            High              Low
       Fiscal 1997
           May 31, 1996                             $1.66            $ .41
                   (through May 16, 1996)
       Fiscal 1996
           May 31, 1995                              1.22              .75
           August 31, 1995                            .88              .50
           November 30, 1995                          .81              .28
           February 28, 1996                          .66              .28
       Fiscal 1995
           May 31, 1994                              3.38             1.88
           August 31, 1994                           2.25             1.63
           November 30, 1994                         1.75             1.25
           February 28, 1995                         1.25              .96

     As of May 16, 1996, the Company estimates it had approximately 399 record holders. The Company believes there are substantially more beneficial owners than there are holders of record.

     As of May 16, 1996, the authorized capital stock of the Company consisted of 30,000,000 shares of Common Stock, $.002 par value, and 5,000,000 shares of Preferred Stock, $4.00 par value. Shares of Preferred Stock in addition to the 1994 Preferred Stock and the 1992 Preferred Stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors of the Company, except that so long as any 1992 Preferred Stock or 1994 Preferred Stock is outstanding, the Company may not issue any series of stock having rights senior to either class of Preferred Stock without the approval of holders of at least 50% of the outstanding shares of such classes of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

Common Stock

     At May 16, 1996, there were 4,401,926 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to the prior rights of holders of preferred stock and the Company's contractual restrictions against the payment of dividends on Common Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock.

     Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and nonassessable.

Series A Convertible Redeemable Preferred Stock

     The Company issued 165,000 shares of $4.00 par value Series A Convertible Preferred Stock ("1994 Preferred Stock") convertible into 825,000 shares of Common Stock in connection with the 1994 Offering. At May 16, 1996, there were 33,068 shares of 1994 Preferred Stock outstanding convertible into 165,340 shares of Common Stock. A summary of the 1994 Preferred Stock follows.

     Dividend Rights. Holders of shares of 1994 Preferred Stock on the last day of each of the Company's fiscal quarters (February 28, May 31, August 31 and November 30) are entitled to receive, when, as and if declared by the Board of Directors out of funds at the time legally available therefor, dividends at the quarterly rate of $.375 per share, consisting of $.25 payable in Common Stock semiannually and $.125 payable in cash, quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year. Dividends accrue and are cumulative from the date of first issuance of the 1994 Preferred Stock and are payable to holders of record as they appear on the stock books of the Company on such record dates as are fixed by the Board of Directors. If the Company does not have at least $500,000 of cash or cash equivalents indicated on its balance sheet on the last day of any fiscal quarter, the Company may pay the entire dividend in Common Stock on the quarterly payment date in lieu of the cash dividend for such quarter. The value of the Common Stock to be issued as a dividend will be based upon the last reported sales price of the Common Stock on Nasdaq on the last day of the fiscal quarter. Common Stock issuable as a Common Stock dividend on the 1994 Preferred Stock was registered in the 1994 Offering.

     Redemption. The 1994 Preferred Stock may not be redeemed until July 12, 1996. Any shares of 1994 Preferred Stock outstanding thereafter are redeemable for cash, in whole or in part, at any time, at the option of the Company, at $10.00 per share plus any accrued and unpaid dividends, whether or not declared. Notice of redemption must be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of 1994 Preferred Stock to be redeemed at the holder's address shown on the stock transfer books of the Company. After the redemption date, unless there shall have been a default in payment of the redemption price, dividends will cease to accrue on the shares of 1994 Preferred Stock called for redemption, and all rights of the holders of such 1994 Preferred Stock will terminate except the right to receive the redemption price without interest.

     If at any time the closing price for the 1994 Preferred Stock, as quoted on Nasdaq or any national securities exchange, exceeds $14.00 per share for ten consecutive trading days, then the 1994 Preferred Stock will be automatically converted into Common Stock at the Conversion Rate described below. Additionally, the holder of any shares of Preferred Stock will have the right, at the holder's option, to convert any or all such shares into Common Stock at the rate of five shares of Common Stock for each share of 1994 Preferred Stock. The Conversion Price is subject to adjustment for stock splits, reverse stock splits and other similar capitalizations, although the 1994 Preferred Stock does not contain provisions protecting against dilution resulting from the sale of Common Stock at a price below the Conversion Price or the current market price of the Company's securities.

     Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of 1994 Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of Common Stock or any series or class of the Company's stock hereafter issued that ranks junior as to liquidation rights to the 1994 Preferred Stock, but the holders of the shares of the 1994 Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of the Company's stock previously or hereafter issued that ranks senior as to liquidation rights to the 1994 Preferred Stock has been paid in full. An aggregate of 179,323 shares of 1992 Preferred Stock (representing $717,292 of face value) carries liquidation rights senior to the 1994 Preferred Stock.

     Voting Rights. The holders of the 1994 Preferred Stock have no voting rights except as to matters affecting the rights of 1994 Preferred Stockholders or as required by law. In connection with any such vote, each outstanding share of 1994 Preferred Stock is entitled to one vote, excluding shares held by the Company or any entity controlled by the Company, which shares shall have no voting rights.

Series A Common Stock Purchase Warrants

     In connection with the 1994 Offering, the Company issued Series A Common Stock Purchase Warrants (the "1994 Warrants") of which 660,000 are currently outstanding. A brief summary of the 1994 Warrants follows.

     Each 1994 Warrant represents the right to purchase one share of Common Stock at an initial exercise price of $3.00 per share until July 12, 1999. The exercise price and the number of shares issuable upon exercise of the 1994 Warrants are subject to adjustment in certain events, to the extent that such events occur after the effective date of the 1994 Warrant Agreement, including the issuance of Common Stock as a dividend on shares of Common Stock, subdivisions or combinations of the Common Stock or similar events. The 1994 Warrants do not contain provisions protecting against dilution resulting from the sale of additional shares of Common Stock for less than the exercise price of the 1994 Warrants or the current market price of the Company's securities.

     The 1994 Warrants are exercisable during the period ending July 12, 1999 unless earlier redeemed. The outstanding 1994 Warrants are redeemable, in whole or in part, at the option of the Company, upon 30 days' written notice, at $.05 per 1994 Warrant beginning July 12, 1996 or earlier if the Company reports after tax net income for any fiscal year of $250,000 or more. If any 1994 Warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder will be entitled only to the redemption price.

     Holders of 1994 Warrants may exercise their 1994 Warrants for the purchase of shares of Common Stock only if a current prospectus relating to such shares is then in effect and only if such shares are qualified for sale, or deemed to be exempt from qualification, under applicable state securities laws. The Company is required to use its best efforts to maintain a current Prospectus relating to such shares of Common Stock at all times when the market price of the Common Stock exceeds the exercise price of the 1994 Warrants until the expiration date of the 1994 Warrants, although there can be no assurance that the Company will be able to do so.

     The shares of Common Stock issuable on exercise of the 1994 Warrants will be, when issued in accordance with the 1994 Warrants, fully paid and non-assessable. The holders of the 1994 Warrants have no rights as stockholders until they exercise their 1994 Warrants.

     For the life of the 1994 Warrants, the holders thereof have the opportunity to profit from a rise in the market for the Company's Common Stock, with a resulting dilution in the interest of all other stockholders. So long as the 1994 Warrants are outstanding, the terms on which the Company could obtain additional capital may be adversely affected. The holders of such 1994 Warrants might be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided for by such 1994 Warrants.

Redeemable Convertible Preferred Stock

     At May 16 , 1996, there were 179,323 shares of $4.00 par value Redeemable Convertible Preferred Stock ("1992 Preferred Stock") outstanding convertible into 358,646 shares of Common Stock which were issued in connection with the 1992 Offering. A summary of the 1992 Preferred Stock follows.

     Dividend Rights. Holders of the 1992 Preferred Stock are entitled to receive, in each fiscal year in which the Company attains net income after taxes, as defined below, from funds legally available therefor, non-cumulative dividends at the annual rate of $.40 per share, payable within 120 days of the end of the Company's fiscal year, commencing with the fiscal year ended February 28, 1993. The dividends are payable in cash for each fiscal year in which the Company has net income (excluding any items of non-cash extraordinary income) after taxes of at least $650,000, and, if net income is less than that amount, in cash, Common Stock or a combination of cash and Common Stock, to be determined at the election of the Company. The Common Stock, if any, payable as the 1992 Preferred Stock dividend will be valued at the average closing bid price for the Common Stock during the 30 business days prior to the dividend payment date as reported by Nasdaq, and will be registered and free trading securities. As used herein, "net income after taxes" means net income (inclusive of extraordinary gains and losses) after payment of federal and state corporate income taxes as determined by the Company's independent accountants in accordance with generally accepted accounting principles applied on a consistent basis. Dividends are non-cumulative and will be payable to holders of record on such record dates as shall be fixed by the Board of Directors of the Company. Dividends payable for any period less than a full year will be computed on the basis of a 360-day year with equal months of 30 days. The Company paid a $.40 per share dividend in Common Stock for the fiscal year ended February 28, 1994, but did not pay a dividend for the fiscal year ended February 28, 1995. The Company anticipates it will pay a $.40 per share dividend in Common Stock for the fiscal year ended February 29, 1996 on or about June 28, 1996.

     Redemption. The Company may, with the consent of the Underwriter of the 1992 Offering, at any time, redeem the shares of 1992 Preferred Stock for $4.00 per share, in whole or in part, upon written notice mailed to each holder of record of shares to be redeemed. Such notice must be given not more than 60 days and not less than 30 days prior to the redemption date. The Company may also redeem the shares of 1992 Preferred Stock without such Underwriter's consent at the same price per share if the closing bid price (as reported by Nasdaq) of the Common Stock shall have averaged in excess of $42.00 per share (subject to equitable adjustment for stock splits, reverse stock splits and similar recapitalizations) for at least 30 consecutive trading days ending within five days prior to the date notice of redemption is given.

     Conversion Rights. Each share of 1992 Preferred Stock is convertible at the option of the holder into two shares of Common Stock of the Company. The shares of Common Stock issued upon conversion of the 1992 Preferred Stock will be free trading securities and will be fully paid and non-assessable if the Company has a current registration statement on file with the Commission covering the underlying shares at the time of conversion.

     Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the 1992 Preferred Stock has preference and priority over the Common Stock and any other class or series of stock ranking junior to the 1992 Preferred Stock upon liquidation, dissolution or winding up for payment out of the assets of the Company or proceeds thereof available for distribution to stockholders of $4.00 per share plus all dividends payable and unpaid thereon to the date of such distribution, and after such payment, the holders of the Preferred Stock shall be entitled to no other payments.

     Voting Rights. Each share of 1992 Preferred Stock votes the equivalent of two shares of Common Stock as a single class on all matters except that the written consent or affirmative vote of the holders of a majority of the outstanding shares of 1992 Preferred Stock is required to approve any proposed amendment to the Company's Certificate of Incorporation or certificate of designation of the 1992 Preferred Stock that would increase or decrease the aggregate number of authorized shares of the 1992 Preferred Stock, increase or decrease the par value of the 1992 Preferred Stock, or alter or change the powers, preferences, or special rights of the shares of the 1992 Preferred Stock so as to affect them adversely.

Common Stock Purchase Warrants

     In connection with the 1992 Offering, the Company issued Common Stock Purchase Warrants (the "1992 Warrants"), of which 2,573,664 are currently outstanding. A summary of the 1992 Warrants follows.

     Each 1992 Warrant entitles the holder thereof to purchase one share of Common Stock for $2.00 at any time until March 10, 1997, subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or reclassifications on or of the Common Stock or sale by the Company of shares of its Common Stock.

     The 1992 Warrants are redeemable with the prior written consent of the Underwriter of the 1992 Offering at $.05 per Warrant on 30 days' written notice by the Company. If any 1992 Warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder will be entitled only to the redemption price.

     The shares of Common Stock issuable on exercise of the 1992 Warrants will be, when issued in accordance with the 1992 Warrants, fully paid and non-assessable. The holders of the 1992 Warrants have no rights as stockholders until they exercise their 1992 Warrants.

     For the life of the 1992 Warrants, the holders thereof have the opportunity to profit from a rise in the market for the Company's Common Stock, with a resulting dilution in the interest of all other stockholders. So long as the 1992 Warrants are outstanding, the terms on which the Company could obtain additional capital may be adversely affected. The holders of such 1992 Warrants might be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided for by such 1992 Warrants.

1992 and 1994 Representative's Warrants and Other Warrants

     In connection with the 1992 Offering, the Company issued to its Underwriter, Thomas James Associates, Inc., a warrant to purchase 57,500 Units of its securities at any time from March 10, 1993 until March 10, 1997 at $11.20 per Unit. Each Unit consists of two shares of 1992 Preferred Stock and four 1992 Warrants.

     In connection with its 1994 Offering, the Company issued to its underwriter, Paulson Investment Company, Inc., a warrant to purchase 16,500 Units of its securities at any time from July 12, 1995 until July 12, 1999 at $12.00 per Unit. Each Unit consists of one share of 1994 Preferred Stock and four 1994 Warrants.

     At May 16, 1996, the Company had outstanding 988,272 other Common Stock purchase warrants, convertible into an equal number of shares of Common Stock.

Stock Transfer and Warrant Agent

     The Company uses American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, as the transfer and warrant agent for its securities.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions. The Company is required to pay dividends on the 1992 Preferred Stock and 1994 Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     On December 7, 1995, the Company sold its medical product line, which consisted primarily of wound care gauze dressings, to Tecnol Medical Products, Inc. ("Tecnol"), which resulted in the Company's elimination of the medical product line from its business operations approximately three months before the year ended February 29, 1996 ("Fiscal 1996"). Following this disposition of assets, the Company implemented a restructuring plan involving a reduction of personnel, the reorganization of the sales department, and the consolidation of operating facilities. Therefore, the results for Fiscal 1996 reflect approximately nine months of medical product line operations, whereas for the year ended February 28, 1995 ("Fiscal 1995") the results reflect medical product line operations for the entire fiscal year. For these reason stated above, the results for Fiscal 1996 and Fiscal 1995 are not strictly comparable.

Year Ended February 29, 1996 as Compared to Year Ended February 28, 1995

     Net sales for Fiscal 1996 were $5,759,107, a 19.4% decrease from net sales of $7,142,293 for Fiscal 1995. The net sales decrease during Fiscal 1996 as compared to Fiscal 1995 is the result of (i) a decrease of $511,215 or 13.9% in medical product sales from $3,678,657 to $3,167,442 which resulted from the disposition of the Company's medical product line in December 1995; (ii) a decrease of $327,925 or 20.1% in surgical product sales from $1,588,791 to $1,260,866; and (iii) a decrease of $544,046 or 29.0% in electrotherapy product sales from $1,874,845 to $1,330,799. The decrease in sales for the surgical and electrotherapy product lines can be primarily attributed to the decrease in the Company's working capital which caused the shifting of financial resources and sales and marketing efforts more towards the Company's medical product line and manufacturing operations as the Company continued to fulfill orders under its long term private label arrangements.

     The medical product line, which was sold on December 7, 1995, generated approximately $3,167,442 or 54.9% of the Company's revenues during Fiscal 1996. However, the medical product line required considerable capital investment to maintain its operations and its growth. The Company believes that the sale will enable it to concentrate on more profitable product lines, such as microsurgical instruments, critical care disposables, oral maxillofacial plating systems and electrotherapy products. The Company intends to concentrate its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business. See "- Liquidity and Capital Resources."

     Gross profit was $2,493,204 or 43.3% of net sales for Fiscal 1996 as compared to $3,086,011 or 43.2% of net sales for Fiscal 1995. The decrease in gross profit is primarily due to an overall decrease in net sales, an increase in private label sales, which generally have lower gross profits than other sales, and a year end inventory reserve of $380,000 which includes a reserve of approximately $200,000 related to the Company's decision to abandon the further development of the Biotherapy System product line as it does not fit the Company's current market strategy and as it would require a significant investment of additional funds to finance it to completion. The Company is currently seeking to dispose of the product line through an asset sale.

     Selling, general and administrative ("SG&A") expenses for Fiscal 1996 were $2,844,005, a decrease of $780,945 or 21.5% from SG&A expenses of $3,624,950 for
Fiscal 1995. The decrease in SG&A expenses for Fiscal 1996 as compared to Fiscal 1995 is primarily due to a company-wide cost reduction program which was implemented during Fiscal 1996.

     Research and development ("R&D") expenses for Fiscal 1996 were $52,661, a 46.2% decrease from R&D expenses of $97,921 for Fiscal 1995. R&D for Fiscal 1996 included expenses related to the completion of the development and the preparation for market introduction of the new Hydrogel Wound Dressing and expenses related to the redesign of the Company's TENS units in an effort to reduce the product cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for Fiscal 1996 were $496,834, a 35.7% decrease from D&A expenses of $772,682 for Fiscal 1995. During Fiscal 1996, D&A expenses decreased due to the complete amortization of certain loan costs, the full depreciation of certain assets and the elimination of the depreciation expenses on the medical product line manufacturing equipment sold to Tecnol in December 1995. As a result of the sale of the medical product line, the Company's D&A expenses will be substantially reduced for the fiscal year ending February 28, 1997 ("Fiscal 1997").

     Net interest expense for Fiscal 1996 was $479,381, a 36.4% decrease from net interest expense of $753,430 for Fiscal 1995. The decrease in net interest expense is primarily due to the elimination of all accrued interest for Fiscal 1996 in the approximate aggregate amount of $76,125 in connection with the Company's settlement of its claim against Storz in October 1995 and the repayment of most of its outstanding debt in December 1995 from the cash proceeds of the medical product line sale. The repayment of debt in Fiscal 1996 should result in substantially reduced interest expenses in Fiscal 1997. See "- Liquidity and Capital Resources."

     Gain on sale of the wound care product line for Fiscal 1996 was $1,984,831, which represents the net of the sales price reduced by various costs and expenses of the transaction. The sales price was approximately $5,675,000 of which approximately $5,010,000 was paid in cash, with the balance being paid in the form of a promissory note bearing interest at the prime rate and due in September 1997 upon certain conditions being met. The assets sold consisted of wound care inventory, equipment and various other assets. Since the Company cannot determine if the conditions for payment of the note receivable will be met prior to September 1997 it has established a reserve for the entire amount of the note receivable. In addition, the Company has recorded $600,000 of accrued liabilities as of February 29, 1996 which relates to lease termination costs, moving costs and various other expenditures relating to the sale. The $600,000 of accrued liabilities were recorded as a reduction of the gain on the sale of the wound care product line.

     As a result of the foregoing, net income for Fiscal 1996 was $605,154, an increase of $3,355,165 from a net loss of $2,750,011 for Fiscal 1995. The increase in net income for Fiscal 1996 as compared to Fiscal 1995 is primarily due to a decrease in operating expenses as partially offset by the effect on gross profit of the net sales decrease during Fiscal 1996 and the other income realized from the gain on sale of wound care product line discussed above.

     Primary income per share was $.15 for Fiscal 1996 as compared to a primary loss per share of $1.16 for Fiscal 1995. Fully diluted income per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $.14 for Fiscal 1996 as compared to a fully diluted loss of $1.16 per share for Fiscal 1995. The primary and fully diluted income per share computations reflect dividends paid or accrued on the Series A Convertible Preferred Stock.

Year Ended February 28, 1995 as Compared to Year Ended February 28, 1994

     Net sales for Fiscal 1995 were $7,142,293, a 3% decrease from net sales of $7,334,831 for the year ended February 28, 1994 ("Fiscal 1994"). Although net sales decreased slightly during Fiscal 1995 as compared to Fiscal 1994, sales for the medical and surgical product lines increased by approximately 11% while sales for the electrotherapy product line decreased by approximately 37%.

     Sales for the medical and surgical product lines increased over such period primarily as a result of (i) an increase in sales from joint product development and private label arrangements entered into during such period with various healthcare companies such as Kendall Healthcare Products Co., Inc. ("Kendall") and Derma Sciences, Inc. ("Derma Sciences"); and (ii) an increase in sales for the surgical specialty product line resulting from the Company's acquisition of certain assets of the OMF product line of Storz in January 1994. Initially the Company anticipated significantly higher sales from the OMF product line. The Company filed an arbitration proceeding against Storz seeking to recover damages for lost sales alleging that material misrepresentations and omissions were made by Storz in connection with the Company's acquisition of the product line. This proceeding has been settled. See "- Liquidity and Capital Resources."

     Sales for the electrotherapy product line decreased, primarily as a result of (i) a carryover of back orders following the acquisition of the product line which was reflected in the results for Fiscal 1994; (ii) limits on certain Medicare reimbursements; and (iii) the Company's inability to respond rapidly to TENS inventory requirements due to the long lead time in the procurement of TENS devices manufactured in Taiwan.

     In an effort to continue to grow sales in the medical and surgical product lines and in response to the industry pressures faced in the electrotherapy product line, the Company during this period took several measures. In June 1994, after approximately 12 months of development, in collaboration with a domestic electronics manufacturer, the Company successfully completed its first production of TENS units made in the United States. The Company believes that domestic production will not only reduce lead times and provide a more constant supply, but will improve product quality while profit margins are expected to be maintained or improved. The Company also increased its sales and marketing efforts to broaden the customer base and target distributors for each of our product lines as well as seek other joint product development and private label arrangements. As a result of the aforementioned efforts, on October 25, 1994 the Company signed a twelve month, non-cancelable $500,000 contract with Henley Healthcare ("Henley") a division of Maxxim Medical, Inc. in which the Company will provide Henley with its Spectrum Max-SD TENS units. In addition, on January 1, 1995, the Company entered into a 30 month exclusive private label agreement with Kendall valued at $4,500,000.

     Gross profit was $3,086,011 or 43% of net sales for Fiscal 1995 as compared to $4,232,808 or 58% of net sales for Fiscal 1994. The decrease in gross profit was primarily due to an overall decrease in net sales, an increase in private label sales which generally have lower gross profits than other sales, a year end inventory reserve of $200,000 and a write off of slow-moving inventory.

     Selling, general and administrative ("SG&A") expenses for Fiscal 1995 were $3,624,950, a 13% increase over SG&A expenses of $3,200,865 for Fiscal 1994. The increase in SG&A expenses for Fiscal 1995 as compared to Fiscal 1994 was primarily due to (i) a write off of uncollectible receivables in the approximate amount of $204,382; (ii) legal and accounting expenses associated with the filing of a post-effective amendment to one of the Registration Statements relating to the Company's Redeemable Convertible Preferred Stock and the filing of a second Registration Statement relating to the registration of the common stock underlying certain warrants, options and common stock issued in connection with the conversion of notes payable; (iii) legal expenses associated with various litigation; and (iv) increased commissions to an independent manufacturers' representative group which was hired in May 1994 and was terminated in March 1995. See "Legal Proceedings."

     Research and development ("R&D") expenses for Fiscal 1995 were $97,921, a 49% decrease from R&D expenses of $198,848 for Fiscal 1994. The decrease in R&D expenses for Fiscal 1995 as compared to Fiscal 1994 is primarily due to the completion in June 1994 of the development, in collaboration with a domestic electronics manufacturer, of the Company's TENS units made in the United States.

     Depreciation and amortization ("D&A") expenses for Fiscal 1995 were $772,682, a 29% increase over D&A expenses of $598,054 for Fiscal 1994. During Fiscal 1995, amortization expense increased due to (i) increases in intangible assets such as patents, licensing and non-compete agreements which were recorded as a result of the Company's acquisition of certain assets of the OMF product line of Storz in January 1994; and (ii) from the loan costs incurred in connection with a $1,000,000 loan received on November, 1994. See "- Liquidity and Capital Resources."

     Net interest expense for Fiscal 1995 was $753,430, a 58% increase over net interest expense of $477,099 for Fiscal 1994. The increase in net interest expense was primarily due to (i) the assumption of debt associated with the acquisition of certain assets of the OMF product line of Storz in January 1994;
(ii) a minimum borrowing monthly fee payable to Congress Financial Corporation ("Congress") beginning in March 1994, equal to the difference between the interest actually paid with respect to the Company's outstanding loan and the interest which would have been paid if the principal amount of the outstanding loan had equaled $3,500,000; and (iii) interest paid in connection with a $1,000,000 loan received in November 1994. See "- Liquidity and Capital Resources."

     Other expense for Fiscal 1995 was $587,039, which was incurred during the fourth quarter Fiscal 1995 in connection with an abandoned public offering. Other income for Fiscal 1994 was $136,999, which was the result of a gain realized on the buy out of equipment under a capital lease. In addition, during Fiscal 1994, the Company recognized an extraordinary gain of $319,125 for forgiveness of debt as a result of the repayment of two promissory notes to its equipment lessor. See "- Liquidity and Capital Resources."

     As a result of the foregoing, net loss for Fiscal 1995 was $2,750,011, a decrease of $2,964,077 over net income of $214,066 for Fiscal 1994. The increase in net loss for Fiscal 1995 as compared to Fiscal 1994 was primarily due to a decrease in gross profit coupled with an increase in amortization, interest expense and other expenses incurred from the abandoned offering discussed above. In addition, other income and an extraordinary gain which were recognized in Fiscal 1994 were not repeated in Fiscal 1995.

     Primary loss per share was $1.16 for Fiscal 1995 as compared to a primary income per share of $.04 for Fiscal 1994. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $1.16 for Fiscal 1995 as compared to fully diluted income of $.04 per share for the Fiscal 1994. The primary and fully diluted earnings per share computation for Fiscal 1995 reflects dividends on the Series A Convertible Preferred Stock which were paid in Common Stock in September 1994 and December 1994 and accrued dividends which were paid in March 1995. The primary and fully diluted earnings per share computation for Fiscal 1994 reflects dividends on the Redeemable Preferred Stock which were paid in Common Stock in June 1994.

Liquidity and Capital Resources

     Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities.

     As of February 29, 1996, the Company had net operating loss carry forwards of approximately $5,000,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2011.

     The Company's working capital at February 29, 1996 was $1,246,470 as compared to $2,335,067 at February 28, 1995. The Company's working capital position decreased by $1,088,597 primarily due to the sale of the wound care product line in December 1995.

     On October 4, 1993, the Company entered into a financing agreement with Congress Financial Corporation ("Congress") pursuant to which Congress provided the Company with a Revolving Loan Facility of up to $5,000,000 (the "Loan Facility"). The Company agreed to pay Congress interest on the average outstanding principal amount of the Loan Facility at a per annum rate of prime plus 3%. In addition, beginning in March 1994, the Company agreed to pay Congress a minimum borrowing monthly fee equal to the difference between the interest actually paid with respect to the Loan Facility and the interest which would have been paid if the principal amount of the Loan Facility had equaled $3,500,000. The Loan Facility was advanced to the Company based on a percentage of eligible assets and was secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the Loan Facility were substantially less than $5,000,000. In addition, the Loan Facility was subject to certain financial covenants related to working capital and tangible net worth and was personally guaranteed by Thomas F. Reiner, the Company's Chief Executive Officer and Chairman. On December 8, 1995 the Company repaid substantially all of the amounts owing under its Loan Facility from Congress. In connection with such repayment, Congress was paid a $100,000 termination fee.

     On January 20, 1994, Sparta Maxillofacial Products, Inc. ("SMPI"), a wholly owned subsidiary of the Company purchased certain assets of the OMF product line of Storz, a subsidiary of American Cyanamid Company, for $1,550,000 including $100,000 in cash and the issuance of a $1,450,000 promissory note to Storz bearing interest at 9% per annum due January 20, 2002 (the "January 20, 1994 Agreement"). On September 8, 1994, SMPI filed a claim against Storz with the New York Office of the American Arbitration Association. The claim alleged that certain material misrepresentations and omissions were made by Storz in connection with the Company's purchase of certain assets of Storz' OMF product line on January 20, 1994 and sought to recover an as yet undetermined amount of damages it sustained. In October 1994, Storz filed a response and counterclaim to the Company's action seeking to accelerate all amounts due under the $1,450,000 promissory note issued to it by the Company. On October 17, 1995, the Company settled its claim against Storz. The terms of the settlement agreement consisted of a reduction of the Company's note payable to Storz from $1,450,000 to $1,050,000. In addition, all accrued interest, accrued royalties and future royalties in connection with the acquisition of the product line were forgiven by Storz. The net impact of this settlement to the Company was approximately $700,000 which consisted of a reduction in the note payable and goodwill and eliminated all accrued interest, royalty and legal expenses. On December 13, 1995 the Company repaid $600,000 to Storz in connection with the note payable. The Company is currently in default for the payment of the $450,000 balance due to Storz and is currently negotiating a payment arrangement.

     On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol Medical Products, Inc., a medical products manufacturer headquartered in Fort Worth, Texas (the "Tecnol Sale"). The purchase price was $5,675,000, of which approximately $5,010,000 was paid in cash, with the balance being paid primarily in the form of a promissory note bearing interest at prime rate and due in September 1997 upon certain conditions being met. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale.

     The Company has used the cash proceeds of the Tecnol Sale to repay most of its outstanding debt including (i) $2,282,505 owed to Congress Financial Corporation under a revolving credit facility; (ii) $111,602 owed for the purchase of certain manufacturing equipment which was subject to a lease; (iii) $469,710 owed to Asset Factoring, Inc., consisting of the principal due on certain promissory note plus accrued interest; (iv) $600,000 owed to Storz Instrument Company relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line; and (v) $1,000,000 to Arbora, A.G. ("Arbora") as of December 14, 1995,
which together with the return of a $809,500 promissory note issued to the Company by an affiliate of Arbora, served as principal consideration to redeem and cancel 4,761,842 shares of the Company's Common Stock. The 4,761,842 shares were issued to Arbora on December 4, 1995 in consideration of the conversion of a $1,000,000 note into equity and the issuance to the Company of a promissory note in the amount of $809,500 by an affiliate of Arbora pursuant to an agreement reached between it and the Company. In connection with this transaction, the Company also canceled a warrant to purchase 1,000,000 shares of the Company's Common Stock at $1.40 per share held by Arbora and issued Arbora and its affiliated parties warrants to purchase up to 750,000 shares of the Company's common stock at $.47 per share at any time until November 8, 1998. In addition, a voting trust was entered into which provided the Company's Chairman, President and Chief Executive Officer, Thomas F. Reiner, with voting rights as to such shares. On April 22, 1996, 250,000 shares of Common Stock were issued to Arbora in connection with the exercise of 250,000 Common Stock purchase warrants. See "Certain Transactions."

     On March 11, 1996, FINOVA Capital Corporation ("FINOVA") provided the Company with a 36-month Revolving Line of Credit of up to $1,500,000 (the "Loan"). The Company agreed to pay FINOVA interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 4%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the Loan may be substantially less than $1,500,000. In addition, $450,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of April 30, 1996, the outstanding balance on the Loan was $488,577 and approximately $52,333 in credit was available. Approximately $250,000 of the otherwise available line of credit is considered unavailable until a certain lien against the Company's assets is released. The Loan is being used to provide additional working capital for current operations and growth.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company will adopt prospectively as required in Fiscal 1997. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of SFAS 121 is not expected to have a significant impact on the Company's financial position or result of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," SFAS 123 will be adopted by the Company as required for its Fiscal 1997 financial statements and is not expected to have a material effect on the Company's financial position or results of operations. Upon adoption of SFAS 123, the company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

     The Company may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which the Company has encountered with previous acquisitions. Future acquisitions by the Company may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The Company's capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and marketing capabilities. In order to continue its current level of operations, it will be necessary for the Company to obtain additional working capital, whether from debt or equity sources. If the Company is unable to obtain additional working capital from the placement of debt or equity instruments or the sale of some of its assets, it may be necessary for the Company to restructure its operations to reduce its ongoing expenditures.

ITEM 7. FINANCIAL STATEMENTS

See page F-1

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
Financial Statements
  Independent Auditors' Report ..........................................   F-2

  Consolidated Balance Sheet as of February 28, 1996 ....................   F-3

  Consolidated Statements of Operations for the years
   ended February 28, 1996 and 1995 .....................................    F-5

  Consolidated Statements of Changes in Stockholders'
   Equity for the years ended February 28, 1996 and 1995 ................    F-6

  Consolidated Statements of Cash Flows for the years
   ended February 28, 1996 and 1995 .....................................    F-7

  Notes to Consolidated Financial Statements ............................    F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Sparta Surgical Corporation


We have audited the accompanying consolidated balance sheet of Sparta Surgical Corporation and Subsidiary as of February 28, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Surgical
Corporation and Subsidiary as of February 28, 1996 and the results of its operations and its cash flows for the years ended February 28, 1996 and 1995 in conformity with generally accepted accounting principles.

                                                    Angell & Deering

                                                    Angell & Deering
                                                    Certified Public Accountants

Denver, Colorado
April 27, 1996, except for
the second paragraph of
Note 17 as to which the
date is May 22, 1996

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1996


                                     ASSETS
                                     ------

Current Assets:
  Cash ....................................................         $        --
  Accounts receivable - trade,
   net of allowance for doubtful
   accounts of $108,664 ...................................             288,417
  Inventories .............................................           2,609,387
  Notes receivable ........................................               2,782
  Prepaid expenses and other ..............................              81,795
                                                                    -----------
     Total Current Assets .................................           2,982,381
                                                                    -----------
Property and Equipment, at cost:
  Machinery and equipment .................................              56,000
  Other equipment .........................................             490,720
  Leasehold improvements ..................................              15,733
                                                                    -----------
                                                                        562,453
  Less accumulated depreciation ...........................            (227,394)
                                                                    -----------
     Net Property and Equipment ...........................             335,059
                                                                    -----------
Other Assets:
  Intangible assets, net of
   accumulated amortization ...............................             885,832
  Deposits and other ......................................              52,209
  Accounts receivable-related entities ....................             123,994
  Notes receivable-related entities .......................             821,419
                                                                    -----------

     Total Other Assets ...................................           1,883,454
                                                                    -----------

     Total Assets .........................................         $ 5,200,894
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable - trade .................................        $   878,999
  Accrued expenses:
   Payroll taxes and wages .................................            129,463
   Interest and other ......................................              8,974
  Dividends payable ........................................             28,069
  Notes payable ............................................            528,723
  Accrued royalty payments .................................             62,257
  Current portion of long-term debt ........................             99,426
                                                                    -----------

     Total Current Liabilities .............................          1,735,911
                                                                    -----------

Long-Term Debt, net of current portion above:
  Obligations under capital leases .........................            155,179
  Financial institutions and other .........................             53,507
  Less current portion above ...............................            (99,426)
                                                                    -----------

     Total Long-Term Debt ..................................            109,260
                                                                    -----------

Other liabilities ..........................................            401,800
                                                                    -----------

Commitments and contingencies ..............................                 --

Stockholders' Equity:
  Preferred stock: $4.00 par value,
   5,000,000 shares authorized;
    Non-cumulative Convertible
     Redeemable Preferred Stock:
     $4.00 par value, 1,500,000
     shares authorized, 275,858
     shares issued and outstanding .........................          1,103,432
    Series A Cumulative Convertible
     Preferred Stock:  $4.00 par value,
     250,000 shares authorized, 44,910
     shares issued and outstanding .........................            179,640
  Common stock: $.002 par value,
   30,000,000 shares authorized,
   3,846,826 shares issued and
   outstanding .............................................              7,694
  Additional paid in capital ...............................          7,150,046
  Accumulated deficit ......................................         (5,486,889)
                                                                    -----------

     Total Stockholders' Equity ............................          2,953,923
                                                                    -----------

     Total Liabilities and
      Stockholders' Equity .................................        $ 5,200,894
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 1996 AND 1995

                                                       1996              1995
                                                       ----              ----

Net sales ....................................     $ 5,759,107      $ 7,142,293
Cost of sales ................................       3,265,903        4,056,282
                                                   -----------      -----------

     Gross Profit ............................       2,493,204        3,086,011

Selling, general and
 administrative expenses .....................       2,844,005        3,624,950
Research and development expense .............          52,661           97,921
Depreciation and amortization ................         496,834          772,682
                                                   -----------      -----------

     Income (Loss) From Operations ...........        (900,296)      (1,409,542)
                                                   -----------      -----------

Other Income (Expense):
  Interest and other income ..................          17,554           11,283
  Interest expense ...........................        (496,935)        (764,713)
  Gain on sale of wound care product
   line ......................................       1,984,831               --
  Offering costs absorbed ....................              --         (587,039)
                                                   -----------      -----------

     Total Other Income (Expense) ............       1,505,450       (1,340,469)
                                                   -----------      -----------

Income (Loss) Before Provision For
 Income Taxes ................................         605,154       (2,750,011)
Provision for income taxes ...................              --               --
                                                   -----------      -----------

Net Income (Loss) ............................         605,154       (2,750,011)
Preferred stock dividends ....................         (72,253)        (135,783)
                                                   -----------      -----------

Net Income (Loss) Applicable
 To Common Shareholders ......................     $   532,901      $(2,885,794)
                                                   ===========      ===========

Net Income (Loss) Per Share of
 Common Stock:
  Primary:
   Weighted average number of
    common shares outstanding ................       3,649,339        2,494,456
                                                   ===========      ===========

   Net Income (Loss) .........................     $       .15      $     (1.16)
                                                   ===========      ===========

  Fully diluted:
   Weighted average number of
    common shares outstanding ................       3,792,539        2,494,456
                                                   ===========      ===========

   Net Income (Loss) .........................     $       .14      $     (1.16)
                                                   ===========      ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                                             SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            Series A Cumulative
                                        Redeemable               Redeemable
                                      Preferred Stock         Preferred Stock           Common Stock       Additional
                                      ---------------         ---------------           ------------         Paid in     Accumulated
                                     Shares     Amount       Shares      Amount       Shares     Amount      Capital       Deficit
                                     ------     ------       ------      ------       ------     ------      -------       -------
Balance at February
 28, 1994 .......................   364,167   $ 1,456,668         --   $      --    1,726,977   $ 3,454   $ 4,494,002   $(3,133,996)

Conversion of notes
 payable into common
 stock ..........................        --            --         --          --      964,975     1,930     1,166,262            --

Exercise of warrants to
 purchase common stock,
 net of shares repurchased ......        --            --         --          --      223,081       446       167,955            --

Preferred stock dividends paid
 in common stock ................        --            --         --          --       69,713       139       145,528            --

Issuance of common stock for
 cash and services ..............        --            --         --          --       65,812       132        59,098            --

Issuance of preferred stock in
 public offering (net of
 offering costs of $884,769) ....        --            --    165,000     660,000           --        --       105,231            --

Series A preferred stock
 dividends paid in common stock .        --            --         --          --       34,400        69        50,520       (50,589)

Dividends accrued on Series A
 preferred stock ................        --            --         --          --           --        --            --       (85,194)

Conversion of preferred stock
 into common stock ..............        --            --    (28,690)   (114,760)     143,450       287       114,473            --

Net income (loss) ...............        --            --         --          --           --        --            --    (2,750,011)
                                    -------   -----------    -------   ---------    ---------   -------   -----------   -----------

Balance at February 28, 1995 ....   364,167     1,456,668    136,310     545,240    3,228,408     6,457     6,303,069    (6,019,790)

Series A preferred stock
 dividends paid in common
 stock ..........................        --            --         --          --      172,300       345       129,033       (44,184)

Conversion of preferred stock
 into common stock ..............   (88,309)     (353,236)   (91,400)   (365,600)     633,618     1,267       717,569            --

Conversion of notes payable
 into common stock and note
 receivable received for
 purchase of common stock .......        --            --         --          --    4,761,842     9,524     1,799,976            --

Purchase of common stock for
 cash and cancellation of
 note receivable ................        --            --         --          --   (4,761,842)   (9,524)   (1,799,976)           --

Cancellation of common stock
 held in escrow .................        --            --         --          --     (187,500)     (375)          375            --

Dividends accrued on Series
 A preferred stock ..............        --            --         --          --           --        --            --       (28,069)

Net income ......................        --            --         --          --           --        --            --       605,154
                                    -------   -----------    -------   ---------    ---------   -------   -----------   -----------
Balance at February 28, 1996 ....   275,858   $ 1,103,432     44,910   $ 179,640    3,846,826   $ 7,694   $ 7,150,046   $(5,486,889)
                                    =======   ===========    =======   =========    =========   =======   ===========   ===========


                                                    The accompanying notes are an
                                      integral part of these consolidated financial statements.

                                                                 F-6



                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 1996 AND 1995

                                                         1996           1995
                                                         ----           ----
Cash Flows From Operating Activities:
  Net income (loss) ............................    $   605,154     $(2,750,011)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   by operating activities:
    Depreciation and amortization ..............        496,834         772,682
    Provision for uncollectible
     receivables ...............................        165,530          20,000
    Reserve for slow moving inventory ..........        380,000         200,000
    Gain on sale of product line ...............     (1,984,831)             --
    Forgiveness of debt by stockholder .........             --          (1,053)
    Accrued interest on note receivable ........        (12,919)         (8,080)
    Changes in assets and liabilities, net
     of effects from sale of product line:
      Decrease in accounts receivable ..........        567,958         351,241
      Decrease in inventories ..................        149,141         413,531
      Decrease in prepaid expenses and
       other ...................................         79,508          10,329
      (Increase) in deposits and other .........         (2,427)         (7,191)
      (Increase) in debt issuance costs ........             --         (87,500)
      (Decrease) in accounts
       payable and accrued expenses ............       (710,245)        (84,163)
                                                      ---------      ----------
        Net Cash (Used) By
         Operating Activities ..................       (266,297)     (1,170,215)
                                                      ---------      ----------
Cash Flows From Investing Activities:
  Capital expenditures .........................        (18,047)       (131,101)
  Proceeds from sale of product line ...........      5,010,000              --
  Costs for sale of product line ...............       (528,346)             --
  Increase in intangible assets ................             --          (1,537)
  Costs incurred related to acquisition ........        (87,103)             --
  Increase in receivables from related
   entities ....................................             --        (441,163)
  Loans to individuals .........................         (5,000)             --
  Repayment of notes receivable ................          1,886              --
                                                      ---------      ----------
        Net Cash Provided (Used) By
         Investing Activities ..................      4,373,390        (573,801)
                                                      ---------      ----------
Cash Flows From Financing Activities:
  Proceeds from borrowing ......................      5,822,260       8,659,430
  Principal payments on notes payable ..........     (8,828,574)     (8,382,974)
  Principal payments on accrued
   royalties ...................................        (69,290)        (60,282)
  Issuance of common stock .....................             --         227,631
  Repurchase of common stock ...................     (1,000,000)             --
  Offering costs incurred ......................             --        (358,059)
  Issuance of redeemable preferred
   stock in public offering ....................             --       1,650,000
  Debt issuance costs incurred .................        (37,015)             --
                                                     ----------      ----------


                          The accompanying notes are an
            integral part of these consolidated financial statements.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 1996 AND 1995

                                                        1996            1995
                                                        ----            ----
        Net Cash Provided (Used) by
         Financing Activities ..................    $(4,112,619)    $ 1,735,746
                                                    -----------     -----------
        Net Increase (Decrease) in
         Cash and Cash Equivalents .............         (5,526)         (8,270)

        Cash and Cash Equivalents
         at Beginning of Year ..................          5,526          13,796
                                                    -----------     -----------

        Cash and Cash Equivalents
         at End of Year ........................    $        --     $     5,526
                                                    ===========     ===========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for:
   Interest ....................................    $   541,593     $   643,409
   Income taxes ................................             --              --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Capital lease obligation
   incurred for new equipment ..................    $     7,000     $   194,690
  Dividends payable on Series A
   Convertible Preferred Stock .................         28,069          85,194
  Conversion of notes payable
   into common stock ...........................      1,000,000       1,168,192
  Dividends on redeemable preferred
   stock paid in shares of common stock ........             --         145,667
  Deferred offering costs offset
   against proceeds of public offering .........             --         186,710
  Reduction of intangibles due to
   adjustment in acquisition cost ..............             --          12,884
  Dividends on Series A Convertible
   Preferred Stock paid in shares of
   common stock ................................        129,378          50,589
  Conversion of preferred stock into
   common stock ................................        718,836         114,760
  Account receivable from related
   entities offset against note payable ........             --         360,482
  Reduction of intangible assets and
   accounts receivable as a result
   of the reduction of note payable
   and accrued expenses in OMF
   acquisition .................................        589,914              --
  Issuance of common stock for note
   receivable ..................................        809,500              --
  Repurchase of common stock and
   cancellation of note receivable .............        809,500              --


                          The accompanying notes are an
            integral part of these consolidated financial statements.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies
         -----------------------------------------------------------
          Organization
          ------------
           Sparta Surgical Corporation (the "Company") was incorporated in Delaware on July 15, 1987. The Company develops, manufactures, distributes and markets, surgical and electrotherapy products for the worldwide healthcare industry. The Company's product line includes critical care hospital disposables, microsurgical instruments, oral maxillofacial/craniofacial plating systems and transcutaneous electrical nerve stimulators.

          Principles of Consolidation
          ---------------------------
           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

          Inventories
          -----------
           Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost pricing method.

          Property and Equipment
          ----------------------
           Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

             Classification                                 Useful Life in Years
             --------------                                 --------------------
             Office equipment                                       5-10
             Manufacturing equipment                                7-10
             Computer equipment                                     3-5
             Exhibit equipment                                      7-10
             Leasehold improvements                                 2-5
             Automobiles                                             7

           Depreciation of property and equipment charged to operations is $272,927 and $332,760 for the years ended February 28, 1996 and 1995, respectively.

          Intangible Assets
          -----------------
           Intangible assets are being amortized using the straight-line method based on the following estimated useful lives.

             Description                                    Useful Life in Years
             -----------                                    --------------------
             Noncompete agreements                                   5
             Goodwill                                               5-10
             Patents and licensing agreements                       5-10
             Debt issuance costs                                    2-5

          Income Taxes
          ------------
           Deferred income taxes result from temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes. These differences are primarily due to depreciation and amortization.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies
         -----------------------------------------------------------
          (Continued)
          -----------
          Net Income (Loss) Per Share of Common Stock
          -------------------------------------------
           Net income (loss) per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options and warrants.

          Cash Equivalents
          ----------------
           For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Estimates
          ---------
           The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Sale of Wound Care Product Line
         -------------------------------
           On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol New Jersey Wound Care, Inc., ("Tecnol"), a subsidiary of Tecnol, Inc., a medical products manufacturer headquartered in Fort Worth, Texas. The sales price was approximately $5,675,000 of which approximately $5,010,000 was paid in cash, with the balance being paid in the form of a promissory note with interest at the prime rate which is due in September 1997 upon certain conditions being met. The assets sold consisted of wound care inventory, equipment, and various other assets. Since the Company cannot determine if the conditions for payment of the note receivable will be met prior to September 1997 it has established a reserve for the entire amount of the note receivable.

           The Company has recorded $600,000 of accrued liabilities as of February 28, 1996 which relate to lease termination costs, moving cost and various other expenditures relating to the sale. The $600,000 of accrued liabilities were recorded as a reduction of the gain on sale of the wound care product line. The other liabilities are reflected as a long-term liability of $401,800 and the current portion of $198,200 is included in accounts payable as of February 28, 1996.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Inventories
         -----------
           Inventories consists of the following:
                                                                    February 28,
                                                                       1996
                                                                       ----
           Raw materials                                             $  227,263
           Finished goods                                             2,762,124
           Less reserve for obsolescence                               (380,000)
                                                                     -----------
                Total                                                $ 2,609,387
                                                                     ===========
4.       Intangible Assets
         -----------------
           Intangible assets consists of the following:

           Goodwill and noncompete agreements,
            net of accumulated  amortization
            of $303,262                                                $592,176
           Patents and licensing agreements,
            net of accumulated amortization
            of $94,759                                                  257,031
           Debt issuance  costs,  net of
            accumulated  amortization of $--                             36,625
                                                                       --------
                Total                                                  $885,832
                                                                       ========
5.       Current Notes Payable
         ---------------------
          Corporations
          ------------
           Unsecured   note  due   January   1996  with
           interest  at the  prime  rate.  The  Company
           repaid the note in March 1996.                              $ 78,723

           5% note due November 1995 (Note 15).                         450,000
                                                                       --------
                Total                                                  $528,723
                                                                       ========
6.       Accrued Royalty Payments
         ------------------------
           The Company entered into agreements to pay certain minimum royalties in connection with the acquisition of certain assets, as follows:

          Sterile Products
          ----------------
           The Company agreed to pay the seller royalty
           payments   in  the   aggregate   amount   of
           $750,000,  with minimum  annual  payments of
           $100,000  which are  payable on a  quarterly
           basis  with the final  payment  due in March
           1996.  The royalty  payments are equal to 5%
           of   Product   Sales  and  2%  of   Contract
           Packaging   Sales,   with   minimum   annual
           payments of $100,000. The Company discounted
           the total royalty  payments using an imputed
           interest rate of 11.0%.                                     $ 62,257
                                                                       ========
7.       Long-Term Debt
         --------------
           Long-term debt consists of the following:

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Long-Term Debt (Continued)
         --------------------------
          Obligations Under Capital Leases
          --------------------------------
           23.8%   installment   notes   with   monthly
           principal and interest payments of $254, due
           in  1996,  collateralized  by  equipment.                   $  1,608

           8.89%    installment   note   with   monthly
           principal  and interest  payments of $1,491,
           due in 1999, collateralized by an automobile.                 81,063

           14.86%   installment   note   with   monthly
           principal and interest payments of $210, due
           in 1999, collateralized by equipment.                          6,303

           13.72%   installment   note   with   monthly
           principal  and interest  payments of $3,224,
           due in 1997, collateralized by equipment and
           guaranteed by Thomas Reiner.                                  66,205

          Financial Institutions and Other
          --------------------------------
           12.25%   installment   note   with   monthly
           principal  and  interest  payments of $1,084
           with a balloon  payment  of $25,725 in 1998,
           collateralized by an automobile.                              53,507
                                                                       --------
           Total Long-Term Debt                                         208,686
           Less  current   portion  of  long-term  debt                 (99,426)
                                                                       --------
           Long-Term Debt                                              $109,260
                                                                       ========
           Installments due on debt principal, including the capital leases, at February 28, 1996 are as follows:

             Year Ending February 28,
             ------------------------
                      1997                                             $ 99,426
                      1998                                               48,748
                      1999                                               15,519
                      2000                                               44,993
                                                                       --------
                      Total                                            $208,686
                                                                       ========
8.       Income Taxes
         ------------
           The Company has a net operating loss carryover  available at February
           28,  1996  of   approximately   $5,000,000.   Utilization   of  these
           carryovers, if not utilized, will expire at various dates through 2011.

           At February 28, 1996 and 1995, the Company had a deferred tax asset of approximately $1,700,000 and $2,400,000, respectively, resulting from net operating loss carryforwards, which has been offset in its entirety by a valuation allowance. The net change in the valuation allowance for deferred tax assets was a decrease of $700,000.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Warrants and Options
         --------------------
          Stock Option Plan
          -----------------
           The Company adopted a stock option plan which consists of both Incentive Stock Options and Non-qualified Options. A total of 250,000 shares of common stock have been reserved for grant to key personnel. The Plan is administered by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be exercised, the number of shares of common stock that may be purchased under each option, and the option price.

           The per share exercise price of the common stock subject to an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option is established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

           Options under the Plan must be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. The outstanding agreements expire from July 1997 to February 2004. The following table summarizes the stock options under the Company's stock option plan for the years ended February 28, 1995 and 1996.

                                               Number of          Option Price
                                                Shares              Per Share
                                                ------              ---------
           Options outstanding at
            March 1, 1994                       191,000          $2.25 to $8.80
             Granted                             15,000               $2.00
             Exercised                               --                 --
             Cancelled                          (34,000)         $2.00 to $8.80
                                                --------         --------------

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Warrants and Options (Continued)
         --------------------------------
          Stock Option Plan (Continued)
          -----------------------------
           Options outstanding at
            February 28, 1995                   172,000          $2.25 to $8.80
             Granted                                 --                --
             Exercised                               --                --
             Cancelled                          (10,375)         $2.00 to $8.80
                                               --------          --------------
           Options outstanding at
            February 28, 1996                   161,625          $2.25 to $8.80
                                               ========          ==============

           In addition to the stock option plan discussed previously, the Company has several warrant and option agreements outside of the plan with certain officers, consultants, lenders and others. The outstanding agreements expire from December 1996 to February 2004. The following summarizes transactions outside the plan for the years ended February 28, 1995 and 1996:

                                             Number of            Option Price
                                              Shares               Per Share
                                              ------               ---------
           Options outstanding at
            March 1, 1994                    1,347,396          $1.88 to $16.80
             Granted                         4,899,024          $1.37 to $ 2.25
             Exercised                        (490,734)         $1.88 to $ 2.40
             Cancelled                        (381,250)         $2.00 to $ 4.24
                                            ----------          ---------------


           Options outstanding at
            February 28, 1995                5,374,436          $1.37 to $ 2.40
             Granted                         2,145,000          $ .38 to $ 1.00
             Exercised                              --                --
             Cancelled                      (1,000,000)             $1.40
                                            ----------          ---------------

           Options outstanding at
            February 28, 1996                6,519,436          $ .38 to $ 2.40
                                            ==========          ===============

          Underwriter's Options
          ---------------------
           In connection with the Company's 1992 public offering, the Company issued the Underwriter a warrant to purchase 57,500 units of its securities at any time until March 10, 1997 at an exercise price of $11.20 per unit. Each unit consists of two shares of noncumulative convertible preferred stock and four warrants to purchase a share of the Company's common stock at any time until March 10, 1997 at an exercise price of $2.40 per share.

           In connection with the Company's 1994 public offering, the Company issued the Underwriter a warrant to purchase 16,500 units of its securities at any time from July 12, 1995 until July 12, 1999 at an exercise price of $12.00 per unit. Each unit consists of one share of Series A preferred stock and four warrants to purchase a share of the Company's common

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Warrants and Options (Continued)
         --------------------------------
          Underwriter's Options (Continued)
          ---------------------------------
           stock at any time until July 12, 1999 at an exercise price of $3.00 per share.

10.      Stockholders' Equity
         --------------------
          Preferred Stock
          ---------------
           The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of Preferred Stock may differ with respect to such matters as may be determined by the Board of Directors, including, without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions, conversion rights and voting rights.

          1992 Preferred Stock
          --------------------
           In February 1992, the Company designated a new class of preferred stock "Non-Cumulative Convertible Redeemable Preferred Stock" ("1992 Preferred Stock") and the number of shares constituting such series is 1,500,000 shares with a par value of $4.00 per share. The new series was authorized in connection with the Company's public stock offering. The holders of the 1992 Preferred Stock shall be entitled to receive, non-cumulative dividends at the rate of 10% per annum or $.40 per share of 1992 Preferred Stock each year which the Company has net income after taxes. The dividends are payable on an annual basis. The dividends on the 1992 Preferred Stock shall be payable in cash for any year in which the Company's net income after taxes is at least $650,000, exclusive of any extraordinary items of non-cash income. For any year in which net income after taxes is less than $650,000 the Company may, at its option, pay dividends in cash, common stock, or a combination of cash and common stock.

           The holders of the 1992 Preferred Stock shall be entitled to vote on all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which such shares of 1992 Preferred Stock could be converted.

           Each share of 1992 Preferred Stock is convertible at the option of the holder into two shares of common stock of the Company. Each preferred share is subject to redemption at $4.00 per share on not less than 30 nor more than 60 days written notice any time, with the Underwriter's prior written consent or without such consent if the closing bid price of the common stock shall have averaged in excess of $42.00 per share for 30 consecutive trading days ending within five days of the notice of redemption.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Stockholders' Equity (Continued)
         --------------------------------
          Series A Preferred Stock
          ------------------------
           In July 1994, the Company designated a new class of preferred stock "Series A Convertible Redeemable Preferred Stock" ("Series A Preferred Stock") and the number of shares constituting such series is 250,000 shares with a par value of $4.00 per share. The new series was authorized in connection with the Company's public stock offering. The holders of the preferred stock shall be entitled to receive cumulative dividends at the quarterly rate of $.375 per share, consisting of $.25 payable in common stock semi- annually and $.125 payable in cash, quarterly, in arrears. If the Company does not have at least $500,000 of cash or cash equivalents indicated on its balance sheet on the last day of any fiscal quarter, the Company may pay the entire dividend in common stock on the quarterly payment date in lieu of the cash dividend for such quarter. The value of the common stock to be issued as a dividend will be based upon the last reported sales price of the common stock on Nasdaq on the last day of the fiscal quarter.

           The holders of the Series A Preferred Stock will have no voting rights except as to matters affecting the rights of Preferred Stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock will be entitled to one vote, excluding shares held by the Company or any entity controlled by the Company, which shares shall have no voting rights.

           The Series A Preferred Stock may not be redeemed until July 12, 1996. Any shares of Series A Preferred Stock outstanding thereafter are redeemable for cash, in whole or in part, at anytime, at the option of the Company, at $10.00 per share plus any accrued and unpaid dividends, whether or not declared. If at any time the closing price of the Units or Series A Preferred Stock, as quoted on Nasdaq or any national securities exchange, exceeds $14.00 per Unit or per share for ten consecutive trading days, then the Series A Preferred Stock will be automatically converted into common stock at the Conversion Rate described below.

           The holder of any shares of Series A Preferred Stock will have the right, at the holder's option, to convert any or all such shares into common stock. The number of shares of common stock issuable upon conversion of a share of Series A Preferred Stock (the "Conversion Rate") is equal to $10.00, plus accrued and unpaid dividends through the date of conversion (to the extent unpaid within 15 business days following the date of conversion), divided by $2.00 (the "Conversion Price"). Although the Conversion Price is subject to adjustment for stock splits, reverse stock splits and other similar capitalizations, the Series A Preferred Stock does not contain provisions protecting against dilution resulting from the sale of common stock at a price below the Conversion Price or the current market price of the Company's securities. Assuming no accrued and unpaid dividends, the initial Conversion Rate will be five shares of common stock per share of Series A Preferred Stock.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Stockholders' Equity (Continued)
         --------------------------------
          Series A Preferred Stock (Continued)
          ------------------------------------
           In the event of any liquidation, dissolution or winding up of the Company, holders of shares of Series A Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of common stock or any series or class of the Company's stock hereafter issued that ranks junior as to liquidation rights to the Series A Preferred Stock, but the holders of the shares of the Series A Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of the Company's stock previously or hereafter issued that ranks senior as to liquidation rights to the Series A Preferred Stock has been paid in full. An aggregate of 275,858 shares of 1992 Preferred Stock carries liquidation rights senior to the Series A Preferred Stock.

11.      Commitments and Contingencies
         -----------------------------
          Employment Agreements
          ---------------------
           On April 8, 1996, the Company entered into a new employment agreement through February 28, 2003 ("Agreement") with Mr. Reiner (replacing his prior employment agreement) renewable for an additional three years. The Agreement provides for a base salary of $239,500 per year, (with annual increases based upon the Producer Price Index for Surgical and Medical Instruments and Apparatus published by the U.S. Department of Labor) or four percent, which ever is greater, a $500,000 whole life insurance policy and a $1,000,000 term life insurance policy which are to be owned by Mr. Reiner, and references stock options to purchase up to 300,000 shares of the Company's Common Stock at $2.25 per share of which options to purchase 200,000 are exercisable immediately. The remaining 100,000 shares are exercisable if the Company reports Income from Operations defined as net sales less cost of goods sold, less selling, general and administrative expenses, of at least $1,000,000 for any fiscal year through February 28, 2004. Mr. Reiner is also to receive annual cash bonuses based upon the Company reaching certain annual levels of Income from Operations during the term of the Agreement as follows:

           Annual Income from Operations                    Amount of Bonus
           -----------------------------                    ---------------
                  $ 150,000                                    $ 15,000
                    210,000                                      30,000
                    300,000                                      50,000
                    450,000                                      65,000
                    600,000                                      75,000
                    750,000                                      85,000
                    900,000                                      95,000

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Commitments and Contingencies (Continued)
         -----------------------------------------
          Employment Agreements (Continued)
          ---------------------------------
           Fifty percent of any bonus amount will be applied to reduce any indebtedness of Mr. Reiner to the Company as of the date of the bonus payment. The Company also loaned Mr. Reiner, from the proceeds of its public stock offering, approximately $222,419 to repay a bank loan which Messrs. Reiner and Kramer were jointly and severally liable (Note 12). Mr. Reiner will execute a promissory note evidencing the obligation, bearing interest at 6% per annum which shall be payable on April 22, 2006. However, if the Agreement is terminated by the Company for any reason other than "cause", as defined in the Agreement, any and all indebtedness owed by Mr. Reiner to the Company is automatically cancelled.

          Leases
          ------
           The  Company  leases  its  office  and  warehouse   facilities  under
           long-term leasing arrangements. The Company also leases equipment under various leasing arrangements.

           The following is a schedule of future minimum lease payments at February 28, 1996 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

           Year Ending            Capital          Operating
           February 28,           Leases             Leases              Total
           ------------           ------             ------              -----
              1997              $ 60,796             $179,579          $240,375
              1998                57,531              264,179           321,710
              1999                20,410              228,318           248,728
              2000                18,524              112,800           131,324
              2001                17,895               28,200            46,095
              Later years          7,456                   --             7,456
                                --------             --------          --------
           Total Minimum
            Lease Payments       182,612             $813,076          $995,688
                                                     ========          ========
           Less Amount
            Representing
            Interest             (27,433)
                                 -------
           Present Value
            of Future
            Capital Lease
            Obligations         $155,179
                                ========

           Rental expense charged to operations was $239,997 and $257,812 for the years ended February 28, 1996 and 1995, respectively.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      Commitments and Contingencies (Continued)
         -----------------------------------------
          Leases (Continued)
          ------------------
           Leased equipment under capital leases is as follows:
                                                                         1996
                                                                         ----
           Equipment                                                   $205,789
           Less accumulated amortization                                (43,324)
                                                                        -------
           Net Equipment Under Capital Leases                          $162,465
                                                                       ========

12.      Related Party Transactions
         --------------------------
           The  Company  has  entered  into   transactions  with  Thomas  Reiner
           (Chairman of the Board, President and Chief Executive Officer), and Gerald Kramer (former Chairman of the Board), as follows:

           The Company has notes receivable from Thomas Reiner and Gerald Kramer of $210,000 and $389,000, respectively, at February 28, 1996. The notes do not bear interest and are payable after February 1, 1997. The Company also has a note receivable from Thomas Reiner of $222,419 due in 2006 with interest at 6% per annum.

           The Company has a receivable from Thomas Reiner of $123,994 at February 28, 1996. The receivable does not bear interest and is due on demand.

           The Company repaid a subordinated note payable to Gerald Kramer of $18,288 in December 1995. A receivable from Gerald Kramer in the amount of $360,482 was offset against the note payable of $378,770 during the year ended February 28, 1995 (Note 15). Mr. Kramer had elected to forego the payment of interest on the note payable to him since the Company has a non-interest bearing note receivable from him in an amount that exceeds the note payable to him.

           In July 1994, the Company purchased indebtedness owed to Bank Hapoalim, B.M. jointly and severally by Thomas Reiner and Gerald Kramer for the $444,839 balance owed, including accrued interest, in exchange for all rights held by the Bank against such individuals. Accordingly, Thomas Reiner owes one half of this amount to the Company which is represented by a note receivable discussed above and Mr. Kramer's half was offset against the note payable owed by the Company to Mr. Kramer.

           In March 1994, Mr. Reiner voluntarily cancelled his stock options to purchase 187,500 shares as a part of his execution of a new employment agreement with the Company. Under the terms of the new employment agreement, Mr. Reiner received options to purchase 200,000 shares at $2.25 per share and is entitled to receive options to purchase an additional 100,000 shares at $2.25 per share if the Company reports income from operations of at least $1,000,000 for any fiscal year through February 28, 2004.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      Related Party Transactions (Continued)
         --------------------------------------
           Thomas Reiner has guaranteed various debt and leases of the Company.

           In connection with the Company's 1992 public stock offering, Thomas Reiner and Gerald Kramer placed a total of 187,500 shares (93,750 shares each) of the Company's common stock owned by them in escrow, which shares were to be cancelled on February 28, 1996 unless the closing bid price of the Company's common stock as reported by Nasdaq averaged in excess of $38.48 for 30 consecutive trading days, at any time prior to February 28, 1996. The Company did not meet any of the criteria and the shares were cancelled effective February 28, 1996.

           In October 1994, the Company entered into a stock option agreement with Thomas Reiner to acquire 400,000 shares of common stock. The options are exercisable at $2.25 per share through November 1, 1999. In July 1995, the Company granted a stock option to Thomas Reiner for 725,000 shares of common stock, of which 625,000 shares are exercisable immediately, and 100,000 shares are exercisable if the Company's closing stock price is in excess of $2.25 per share for ten consecutive trading days. The options are exercisable at $1.00 per share through February 28, 2000 (Note 17).

           In December 1995, the Company granted a stock option to Thomas Reiner for 500,000 shares of common stock. The options are exercisable at $.40 per share through December 2003.

13.      Major Customers
         ---------------
           Sales to major customers which accounted for 10% or more of sales are as follows:

                                                         Year Ended February 28,
                                                         -----------------------
                                                         1996              1995
                                                         ----              ----
           Customer A                                    26.2%             17.8%

14.      Employee Benefit Plan
         ---------------------
           Effective January 1, 1993, the Company adopted a 401(K) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions for the years ended February 28, 1996 and 1995. Company contributions vest as follows:

               Years of Service                        Percent Vested
               ----------------                        --------------
                      2                                      20%
                      3                                      40%
                      4                                      60%
                      5                                      80%
                      6                                     100%

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      Litigation
         ----------
           On March 4, 1994, the Company terminated for cause its December 5, 1992 employment agreement with Mr. Kramer. On March 9, 1994, the Company filed a Complaint for Declaratory Relief in the Supreme Court for Plymouth County, Massachusetts seeking a court determination as to whether it is liable for salary payments to Mr. Kramer under his December 5, 1992 employment agreement.

           Mr. Kramer has moved to enjoin the Company from ceasing to pay his interim salary payments, and moved for an injunction restraining the Company from utilizing the proceeds of its public stock offering. The motion was heard on April 12, 1994 and was denied on April 22, 1994. Mr. Kramer appealed the decision and the appeal of the court's decision by Mr. Kramer was denied on July 12, 1994 and August 2, 1994. On July 25, 1994, Mr. Kramer filed an answer and counterclaim seeking, among other things, damages against the Company for termination of his employment agreement. In July 1994, Mr. Kramer brought a separate action against the Company and Mr. Reiner alleging unlawful termination of Mr. Kramer's employment agreement and other related causes of action and is seeking damages in the aggregate amount of $36,500,000. The Company believes that there is no merit to any cause of action brought by Mr. Kramer and intends to vigorously defend the action. However, should Mr. Kramer prevail in any such action against the Company, the Company's working capital and operations would be substantially and adversely affected.

           In September 1994, Sparta Maxillofacial Products, Inc., a wholly owned subsidiary of the Company, brought a claim against Storz before the American Arbitration Association, to recover an as of yet undetermined amount in damages it has sustained as a result of various material misrepresentations and omissions made by Storz and failure to perform certain contractual obligations regarding the purchase of certain assets of the OMF product line on January 20, 1994.

           On or about July 12, 1994, the Company had a $300,000 payment due to Storz under the terms of a promissory note. As a result of the wrongful actions by Storz, on July 18, 1994 the Company made a claim to offset $400,000 against the promissory note as provided in the Asset Purchase Agreement. In October 1994, Storz filed a response and counterclaim to the Company's action, seeking to accelerate all amounts due under the $1,450,000 promissory note issued to it by the Company.

           In October 1995, the Company entered into a Settlement Agreement with Storz to avoid arbitration. Under the Agreement, the note payable for the acquisition was reduced by $400,000 and all accrued interest under the original

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      Litigation (Continued)
         ----------------------
           note was forgiven and Storz agreed to forego any claim for future royalties which would have been owed pursuant to the Royalty Agreement. The remaining $1,050,000 due under the note payable was to be paid on or before November 17, 1995. The Company paid Storz $600,000 in December 1995 and $450,000 is owed as of February 28, 1996. The Company is currently in default under the terms of the Settlement Agreement. Since the Company is in default under the payment provisions of the Settlement Agreement, the balance due accrues interest at 5% and the Company may be liable for any attorney fees which are incurred by Storz.

16.      Concentration of Credit Risk
         ----------------------------
           The Company provides credit, in the normal course of business, to a large number of distributors and wholesalers, concentrated in the medical supply industry. Accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

17.      Subsequent Events
         -----------------
          Loan Agreement
          --------------
           On March 11, 1996, the Company entered into a loan agreement with FINOVA Capital Corporation ("FINOVA"). The loan agreement provides the Company with a three year revolving line of credit of up to $1,500,000 with interest at prime plus 4%. The line of credit is advanced to the Company based on a percentage of eligible assets and is collateralized by substantially all assets of the Company. In addition, $450,000 of the line of credit is personally guaranteed by Thomas Reiner.

          Stock Option Cancellation
          -------------------------
           On May 22, 1996, Thomas Reiner agreed to cancel his July 1995 stock option which was for 725,000 shares of common stock (Note 12).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not filed a Form 8-K under the Exchange Act within 24 months prior to the date of the most recent financial statements reporting a change in accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding the Company's executive officers and directors:

           Name                  Age                    Office
    Thomas F. Reiner             50        Chairman of the Board of Directors,
                                           Chief Executive Officer, President,
                                           Treasurer, and Director

    Joseph Barbrie               42        Vice President of Sales

    Wm. Samuel Veazey            35        Vice President of Finance
                                           and Administration,  Secretary

    Michael Y. Granger           40        Director

    Allan J. Korn                53        Director

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has audit and compensation committees composed of Messrs. Reiner, Granger and Korn. Messrs. Granger and Korn receive $750 each per meeting for attending Board of Directors' meetings and are reimbursed for out-of-pocket expenses.

     The following is a summary of the business experience of each officer and director of the Company:

     Thomas F. Reiner co-founded the Company and has been Chief Executive Officer, President and a director of the Company since its organization in July 1987 and Chairman since January 1994. From 1972 to 1983, Mr. Reiner was employed by Sparta Instrument Corporation, becoming its President in 1979. Mr. Reiner co-founded Healthmed in 1983, serving as Vice President of Sales and Marketing until 1985 and President until 1987. Mr. Reiner earned a B.S. degree in Business Management and an M.B.A. degree in finance and general management from Fairleigh Dickinson University.

     Joseph Barbrie has been Vice President of Operations since March 1989 and Vice President of Sales since March 1996. Mr. Barbrie earned a B.A. degree in Business Management from Johnson & Wales College.

     Wm. Samuel Veazey has been Vice President of Finance and Administration since January 1990 and Secretary since January 1994. From January 1988 to December 1989, he was Vice President of Corporate Finance for Interco Funding Group, Inc., a Florida-based investment banking firm. Mr. Veazey earned a B.S. degree in Biology and Chemistry, an M.S. degree in Biomedical Engineering and an M.B.A. degree in Finance and General Management, all from the University of Miami.

     Michael Y. Granger, a director of the Company since June 1991, has been an independent investment management consultant since April 1991. From March 1990 to April 1991, he was Vice President and Portfolio Manager for LINC Capital Management ("LINC"), one of the Company's former lenders, where he was responsible for negotiating and structuring financial transactions for emerging growth companies in health care and other advanced technology fields. From July 1986 to March 1990, Mr. Granger was Investment Manager for Xerox Venture Capital, with responsibility for structuring investments in high technology emerging growth companies. Mr. Granger earned a B.S. degree in Electrical Engineering from the University of Massachusetts at Amherst and an M.B.A. degree in Finance and General Management from Dartmouth College.

     Allan J. Korn, a director of the Company since February 1994, has been an independent sales and marketing consultant to the medical and pharmaceutical industry since October 1993. From March 1985 until September 1993, he held various sales and marketing executive positions with DuPont Multi-Source Products, Inc. Mr. Korn earned a B.A. degree in Economics from Queens College, Flushing, New York and an M.B.A. degree in Marketing from Fairleigh Dickinson University. Mr. Korn is also an Adjunct Professor in Business Administration at Union County College.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation for services rendered to the Company in all capacities awarded to, earned by, or paid to the Chief Executive Officer and the Company's other executive officers who received compensation of more than $100,000 in the fiscal year ended February 29, 1996 and for each of the three fiscal years ended February 29, 1996.



                                                Summary Compensation Table
                                                                                                           Long-Term
                                                                     Annual Compensation                 Compensation
                                                                                           Other Annual      Awards      All Other
Name and Principal Position                      Year       Salary           Bonus         Compensation      Options    Compensation
Thomas F. Reiner ...........................     1996     $293,288(1)     $ 63,000(2)      $  9,165(3)       500,000(4)     $      0
     Chairman, Chief Executive .............     1995      266,395(1)            0           85,538(3)       700,000(5)            0
     Officer, Treasurer, Director ..........     1994      198,765(1)       11,785(6)             0           75,000(7)            0
Joseph Barbrie .............................     1996      113,743           6,000(8)             0           50,000(9)            0
     Vice President of Sales ...............     1995      105,355               0           23,576(10)            0               0
                                                 1994       99,413           5,600(6)             0           12,500(7)            0
Wm. Samuel Veazey ..........................     1996       98,734          11,000(8)             0           50,000(9)            0
     Vice President of Finance .............     1995      106,259               0                0                0               0
     and Administration ....................     1994       84,761           5,600(6)             0           17,500(7)            0
John P. Landino (11) .......................     1996            0               0                0                0               0
                                                 1995      100,712               0                0                0               0
                                                 1994      130,717               0           22,128(10)            0               0
Gerald S. Kramer (12) ......................     1996            0               0                0                0               0
                                                 1995       54,615               0                0                0               0
                                                 1994      170,339               0                0                0               0


(1) Includes salaries and an automobile and insurance allowance. See "-Employment Agreements."
(2) Includes a paid $50,000 bonus in consideration of completing the sale of the medical product line and an unpaid bonus of $13,000 accrued in Fiscal 1996 related to the Company's management bonus plan.
(3) Represents paid vacation accruals in Fiscal 1996 and Fiscal 1995.
(4) In December 1995, in connection with the sale of the medical product line, the Company issued to Mr. Reiner options to purchase 500,000 shares at $.40 per share exercisable until December 4, 2003.
    Does not include options to purchase 725,000 shares granted to Mr. Reiner in July 1995 which were canceled by him in May 1996.
(5) Under the terms of the April 1994 employment agreement, Mr. Reiner received options to purchase 200,000 shares at $2.25 per share and options to purchase an additional 100,000 shares at $2.25 per share if the Company reports income from operations of $1,000,000 or more for any fiscal year through the fiscal year ending February 28, 2004. See "-Employment Agreements."
    In October 1994, the Company issued to Mr. Reiner stock options to purchase up to 400,000 shares exercisable until November 1, 1999 at $2.25 per share.
(6) In July 1994, bonuses were paid under the Company's management bonus plan which were accrued in Fiscal 1994.
(7) In February 1994, the Company granted stock options under the Company's 1987 Stock Option Plan which are exercisable at $2.25 per share until February 14, 2004 except for Mr. Reiner's which are exercisable until February 14, 1999.
(8) Represents unpaid bonuses under the Company's management bonus plan which were accrued in Fiscal 1996.
(9) In December 1995, in connection with the sale of the medical product line, the Company issued options to Messrs. Barbrie and Veazey to purchase 50,000 shares each at $.40 per share at any time until December 4, 2003.
(10) Represents reimbursement of relocation expenses.
(11) Mr. Landino was employed by the Company from December 1992 until his resignation in January 1995.
(12) Mr. Kramer orally resigned as a director of the Company in January 1994 and was terminated as an executive officer in March 1994.

Option Grants in Last Fiscal Year and Stock Option Grant

     The following table provides information on option grants during the year ended February 29, 1996 to the named executive officers:

                                Individual Grants

                           % of Total Options
                     Options   Granted to
                     Granted  Employees in
     Name              (1)     Fiscal Year    Exercise Price    Expiration Date
     ----              ---     -----------    --------------    ---------------
Thomas F. Reiner     500,000      83.3%          $ .40         December 4, 2003
Joseph Barbrie        50,000       8.3             .40         December 4, 2003
Wm. Samuel Veazey     50,000       8.3             .40         December 4, 2003
John P. Landino            0       -               -                   -
Gerald S. Kramer           0       -               -                   -

(1) See footnotes (4) and (9) to the Summary Compensation Table.

Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at February 29, 1996. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended February 29, 1996.

                              Number of              Value of Unexercised
                          Unexercised Options        In-The-Money Options
                        at Fiscal Year End (1)       at Fiscal Year End (1)
       Name          Exercisable  Unexercisable   Exercisable   Unexercisable
       ----          -----------  -------------   -----------   -------------
 Thomas F. Reiner     1,190,625      100,000        $65,000            0
 Joseph Barbrie          75,000            0          6,500            0
 Wm. Samuel Veazey       76,875            0          6,500            0
 John P. Landino              0            0              0            0
 Gerald S. Kramer             0            0              0            0

(1) The closing price of the Common Stock on February 29, 1996 as reported by Nasdaq was $.53.

Employment Agreements

     On April 8, 1996, the Company entered into an employment agreement through February 28, 2003 ("Agreement") with Mr. Reiner replacing the April 22, 1994, and as subsequently amended, employment agreement which replaced the September 29, 1993 employment agreement. The Agreement provides for a base salary of $239,500 per year, (with annual increases based upon the greater of 4% or the Producer Price Index For Surgical and Medical Instruments and Apparatus published by the U.S. Department of Labor), 50% of the Management Bonus, $500,000 whole life and $1,000,000 term life insurance policies to be owned by Mr. Reiner, an automobile allowance and significant termination payments to Mr. Reiner (aggregating over seven times his annual salary) in the event the Agreement is canceled for any reason other than cause, and references existing stock options to purchase up to 300,000 shares of the Company's Common Stock at $2.25 per share of which options to purchase 200,000 shares were granted and options to purchase an additional 100,000 shares were granted but may not be exercised unless the Company reports income from operations of at least $1,000,000 for any fiscal year through February 28, 2004. Mr. Reiner is also to receive annual cash bonuses based upon the Company reaching certain annual levels of income from operations during the term of the Agreement as follows:

              Income from
              Operations                         Amount of Bonus (1)
               $150,000                                $15,000
                210,000                                 30,000
                300,000                                 50,000
                450,000                                 65,000
                600,000                                 75,000
                750,000                                 85,000
                900,000                                 95,000

     On April 8, 1996, the Company amended the Management Bonus Plan providing for pooled bonuses of 8% of the Company's pre-tax net income to be shared among the Company's management for the fiscal years through February 28, 2003,

(1) Fifty percent of any bonus amount will be applied to reduce any indebtedness of Mr. Reiner to the Company as of the date of the bonus payment. However, if the Agreement is terminated by the Company for any reason other than "cause" as defined in the Agreement, any indebtedness owed by Mr. Reiner to the Company is automatically canceled.

Stock Option Plan and Stock Option Grant

     In 1987, the Company adopted its 1987 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to 62,500 shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. In January 1994, the Company's stockholders approved an increase in the number of stock options available under the Plan to a total of 250,000 options.

     The Plan is administered by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price.

     The per share exercise price of the Common Stock subject to an incentive stock option or nonqualified option may not be less than the fair market value of the Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option is established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

     No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination during which he or she can exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

     Options under the Plan must be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

     Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of the Company become available once again for issuance. As of May 16, 1996, options to purchase 160,125 shares have been granted under the Plan. A total of 160,125 options are currently exercisable, and no options have been exercised.

     In April 1994, under the terms of the employment agreement, Mr. Reiner received options to purchase 200,000 shares of Common Stock at $2.25 per share and options to purchase an additional 100,000 shares of Common Stock at $2.25 per share if the Company reports income from operations of $1,000,000 or more for any fiscal year through the fiscal year ending February 28, 2004. See "-Employment Agreements."

     In October 1994, the Company issued to Mr. Reiner options to purchase up to 400,000 shares of Common Stock at $2.25 per share until November 1, 1999 in consideration for Mr. Reiner providing personal guarantees for the Congress loan and certain other debts of the Company.

     In July 1995, in consideration for Mr. Reiner's efforts in successfully negotiating long term contracts having an aggregate value of approximately $7,500,000, the Company issued to Mr. Reiner options to purchase 625,000 shares at $1.00 per share and options to purchase an additional 100,000 shares at $1.00 per share if the price of the Company's common stock is in excess of $2.25 per share for a period of ten consecutive trading days through the fiscal year ending February 28, 2000. In May 1996, Mr. Reiner canceled these options.

     In December 1995, in consideration of negotiating and completing the sale of the medical product line for a sale price of approximately $5,700,000, the Company issued to Messrs. Reiner, Barbrie, Veazey, Granger and Korn options to purchase 500,000, 50,000, 50,000, 10,000, and 10,000 shares, respectively, at
$.40 per share until December 4, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning stock ownership of the Company's $.002 par value Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director, by all individuals named in the "Summary Compensation Table" of the "Management" section and by all directors and officers as a group, as of May 16, 1996. None of the named individuals or any other executive officers own any shares of 1992 Preferred Stock or 1994 Preferred Stock nor does any person own beneficially 5% or more of the outstanding shares of 1992 or 1994 Preferred Stock. For purposes of determining the percentage ownership of the individuals and group listed in the table, the 1992 Preferred Stock and the Common Stock have been treated as one class, since both classes are entitled to vote share for share on all matters on which the Common Stock is entitled to vote. The 1994 Preferred Stock has not been included as it is non-voting.

     The Company knows of no arrangements that will result in a change in control at a date subsequent hereto. Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of the Company at 7068 Koll Center Parkway, Pleasanton, California 94566. The table reflects all shares of Common Stock which each individual has the right to acquire within 60 days from the date hereof upon exercise of options, warrants, rights or other conversion privileges or similar obligations.

                                      Number              Percent
                                   of Shares of         of Class of
                                     Common               Common
 Name                               Stock Owned         Stock Owned
 ----                               -----------         -----------
 Thomas F. Reiner (1)               2,114,095              31.5%
 Joseph Barbrie (2)                    75,000               1.6%
 Wm. Samuel Veazey (2)                 76,875               1.6%
 Michael Y. Granger (3)                20,000                .4%
 Allan J. Korn (3)                     15,000                .3%
 Charles C. Johnston (4)              255,000               5.3%
 Arbora A.G.(5)                       750,000              14.3%
 All officers and directors
  as a group (five persons) (6)      2,300,970             32.6%

(1) Includes (i) 15,625 shares of Common Stock issuable upon exercise of options at $8.80 per share at any time until July 1, 1997; (ii) 75,000 shares issuable upon exercise of options at $2.25 per share at any time until February 14, 1999;
(iii) 200,000 shares issuable upon exercise of options at $2.25 per share at any time until February 28, 2004; (iv) 400,000 shares issuable upon exercise of options at $2.25 per share at any time until November 1, 1999; (v) 500,000 shares issuable upon exercise of options at $.40 per share at any time until December 4, 2003; and (vi) certain shares and options to purchase shares for which Mr. Reiner acts as trustee under a voting trust agreement. See Footnote 5, below. Does not include options to purchase 100,000 shares at $2.25 per share at any time until February 28, 2004 contingent upon the Company achieving certain goals. See "Management-Summary Compensation Table."

(2) Includes 12,500 and 9,375 shares issuable upon exercise of options to Messrs. Barbrie and Veazey, respectively, at $8.00 per share until July 1, 1997; 12,500 and 17,500 shares issuable upon exercise of options to Messrs. Barbrie and Veazey, respectively, at $2.25 per share until February 14, 2004; and 50,000 shares issuable to each of Messrs. Barbrie and Veazey upon exercise of options at $.40 per share until December 4, 2003.
(3) Includes 10,000 and 5,000 shares of Common Stock issuable upon exercise of options to Messrs. Granger and Korn, respectively, at $2.25 per share at any time until February 14, 2004 and 10,000 shares of Common Stock each issuable upon exercise of options at $.40 per share until December 4, 2003.
(4) Includes shares and warrants owned by Mr. Johnston or by companies controlled by Mr. Johnston which entitle them to purchase up to 40,000 shares at $2.10 per share at any time until August 18, 1999 and 50,000 shares at $.375 per share at any time until January 4, 1999.
(5) Includes warrants to purchase up to 500,000 shares at $.47 per share issued to Arbora and related parties at any time until November 8, 1998 and 250,000 shares of Common Stock currently owned by Arbora. These warrants and shares are subject to a voting trust agreement which provides the Company's Chairman, President and Chief Executive Officer, Thomas F. Reiner with voting rights.
(6) Includes an aggregate of 1,877,500 shares of Common Stock issuable upon exercise of currently exercisable options.

Stock Escrow

     In connection with the 1992 Offering, Messrs. Reiner and Kramer, the Company's Chairman and former Chairman, respectively, placed a total of 187,500 shares (93,750 shares each) of the Company's Common Stock owned by them in escrow, pursuant to which the shares would be canceled on February 28, 1996 unless the closing bid price of the Company's Common Stock, as reported by Nasdaq, averaged in excess of $38.48 per share for 30 consecutive trading days at any time prior to February 28, 1996. The Company did not meet any of the criteria for release of the shares from escrow and consequently the shares were canceled effective February 28, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management is of the opinion that each transaction described below between the Company and its officers, directors or stockholders was on terms at least as fair to the Company as had the transaction been concluded with an unaffiliated party, except for the loans advanced by the Company to certain of the officers which do not bear interest. All material transactions between the Company and its officers, directors or principal stockholders are subject to approval by a majority of the Company's directors not having an interest in the transaction. There are currently two outside directors. Mr. Reiner is the Company's Chairman, Chief Executive Officer and President. Mr. Kramer is the Company's former Chairman.

     On September 23, 1992, the Company issued to Messrs. Kramer and Reiner options to purchase up to 187,500 shares each at $4.24 per share at any time until May 31, 2002 if the Company reaches certain annual gross revenue levels prior to February 28, 1998. Mr. Kramer's option was canceled when the Company terminated his employment for cause on March 4, 1994, and Mr. Reiner's option was canceled by mutual agreement of Mr. Reiner and the Company in connection with the execution of an employment agreement with Mr. Reiner on April 22, 1994. Under the terms of the new employment agreement, Mr. Reiner received options to purchase 200,000 shares at $2.25 per share and options to purchase an additional 100,000 shares at $2.25 per share if the Company reports income from operations of $1,000,000 or more for any fiscal year through the fiscal year ending February 28, 2004. See "Business-Litigation," "Management-Executive Compensation-Summary Compensation Table" and "Management-Employment Agreements."

     The Company holds promissory notes due it from Messrs. Kramer and Reiner in the amounts of $389,000 and $210,000, respectively, at February 29, 1996. The promissory notes do not bear interest (although the Internal Revenue Service may impute interest) and are payable on February 1, 1997. The Company also has a receivable from Mr. Reiner of $123,994 at February 29, 1996. The receivable does not bear interest and is due on demand. The Company also has a note receivable from Mr. Reiner of $222,419 due in July 2006 with interest at 6% per annum.

     On March 4, 1994, the Company terminated for cause its December 5, 1992 employment agreement with Gerald S. Kramer, a former Chairman of the Company's Board of Directors. The Company also offset against a promissory note in the amount of $378,770 owed by the Company to Mr. Kramer, a receivable owed by Mr. Kramer to the Company in the amount of $138,063, as well as $222,419 representing Mr. Kramer's share of his joint bank indebtedness which was repaid by the Company. A payment in the amount of the net balance of $18,288 was remitted to Mr. Kramer in December 1995. See "Legal Proceedings."

     In July 1994, the Company purchased an indebtedness owed to Bank Hapoalim B.M. jointly and severally by Messrs. Reiner and Kramer, for the $444,838 balance, in exchange for all rights held by the Bank as against such individuals. Accordingly, Mr. Reiner owes one half of this amount to the Company, and Mr. Kramer's half was offset against other indebtedness owed by the Company to Mr. Kramer, which indebtedness is currently the subject of litigation. See "Legal Proceedings."

     In April 1993, the Company borrowed $350,000 from Asset Factoring International, Inc. ("Asset Factoring"), a company controlled by Charles C. Johnston, a principal stockholder of the Company, evidenced by a promissory note. The principal due on the promissory note plus $50,000 in interest was due in October 1995. The promissory note was subordinated to the promissory note payable to Congress Financial Corporation ("Congress") and was guaranteed by Messrs. Kramer and Reiner. In August 1994, the Company issued 40,000 Common Stock purchase warrants exercisable at $2.10 per share at any time until August 18, 1999 in consideration of Asset Factoring extending the due date of the $350,000 promissory note and $50,000 interest payment until June 1995. In connection with the financing, the Company issued a warrant to purchase up to 62,500 shares of its Common Stock exercisable at $3.00 per share at any time until March 31, 1998. In connection with the subordination of the loan to Congress, Asset Factoring received an additional warrant to purchase up to 62,500 shares at $2.00 per share at any time until August 31, 1998. Both warrants were exercised in April 1994 based upon a net issuance of 40,000 shares of Common Stock. The Company also entered into a one year consulting agreement with Asset Factoring in which the Company paid Asset Factoring $50,000 for one year of consulting services. In December 1995, the Company paid Asset Factoring $469,710 consisting of the principal due on the promissory note plus accrued interest. In addition, in connection with extending the promissory note through December 1995, Mr. Johnston received a warrant to purchase up to 50,000 shares of its Common Stock exercisable at $.375 per share at any time until January 4, 1999.

     In October 1994, the Company issued to Mr. Reiner options to purchase up to 400,000 shares at $2.25 per share until November 1, 1999 in consideration for Mr. Reiner providing personal guarantees for the Congress loan and certain other debts of the Company.

     In July 1995, in consideration for Mr. Reiner's efforts in successfully negotiating long term contracts having an aggregate value of approximately $7,500,000, the Company issued to Mr. Reiner options to purchase 625,000 shares at $1.00 per share and options to purchase an additional 100,000 shares at $1.00 per share if the price of the Company's Common Stock is in excess of $2.25 per share for a period of ten consecutive trading days through the fiscal year ending February 28, 2000. In May 1996, Mr. Reiner canceled these options.

     In December 1995, in consideration of locating a purchaser for and negotiating the sale of the medical product line for a purchase price of approximately $5,700,000, the Company issued to Mr. Reiner options to purchase 500,000 shares at $.40 per share until December 4, 2003.

         The Company repaid $1,000,000 to Arbora, A.G. ("Arbora") as of December 14, 1995, which together with the return of a $809,500 promissory note issued to the Company by an affiliate of Arbora, served as principal consideration to redeem and cancel 4,761,842 shares of the Company's Common Stock. The 4,761,842 shares were issued to Arbora on December 4, 1995 in consideration of the conversion of a $1,000,000 note into equity and the issuance to the Company of a promissory note in the amount of $809,500 by an affiliate of Arbora pursuant to an agreement reached between it and the Company. In connection with this transaction, the Company also canceled a warrant to purchase 1,000,000 shares of the Company's Common Stock at $1.40 per share held by Arbora and issued Arbora and its affiliated parties warrants to purchase up to 750,000 shares of the Company's common stock at $.47 per share at any time until November 8, 1998. In addition, a voting trust was entered into which provided the Company's Chairman, President and Chief Executive Officer, Thomas F. Reiner, with voting rights as to such shares. On April 22, 1996, 250,000 shares of Common Stock were issued to Arbora in connection with the exercise of 250,000 Common Stock purchase warrants. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

     Exhibit No.                            Title

     3(a) Certificate of Incorporation (BioMetallics, Inc.) (1)
     3(b) Restated Certificate of Incorporation (BioMetallics, Inc.) (1)
     3(c) Bylaws (BioMetallics, Inc.) (1)
     3.1 Certificate for Renewal of Certificate of Incorporation (Sparta Surgical Corporation) (1)
     3.2 Amendment to Restated Certificate of Incorporation (Sparta Surgical Corporation) (1)
     3.3  Restated Certificate of Incorporation of the Registrant (1)
     3.4  Restated Certificate of Incorporation of the Registrant (1)
     3.5 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (2)
     3.6  Certificate of Designation of Preferences for Series A Preferred Stock
          (4)
     3.7  Articles of Incorporation of Sparta Maxillofacial Products, Inc. (4)
     3.8  Bylaws of Sparta Maxillofacial Products, Inc. (4)
     3.9  Restated Bylaws of the Registrant. (4)
     3.10 Bylaws of the Registrant (April 1994). (4)
     10.4 Subordinated Promissory notes - Mr. Kramer (1)
     10.5 Subordinated Promissory notes - Mr. Reiner (1)
     10.17 Promissory Note (Kramer) (2)
     10.45 Employment Agreement dated December 5, 1992, with Mr. Kramer (3)
     10.68 Civil  Action   entitled  "Gerald  S.  Kramer  vs.  Sparta   Surgical
           Corporation, Thomas F. Reiner," Civil Action No. 94-CO-63377; United States District Court, Western District of New York (5)
     10.77 Asset  Purchase   Agreement   dated  December  7,  1995  between  the
           Registrant and Tecnol Medical Products, Inc. (6)
     10.78 Restructuring of Loan and Warrants Agreement dated December 1, 1995 between the Registrant and Arbora A.G. (6)
     10.79 Security Agreement dated January 31, 1996 between the Registrant and FINOVA Capital Corporation (7)
     10.80 Loan Document Release From Escrow Letter dated March 11, 1996 between the Registrant and FINOVA Capital Corporation (7)
     10.81 Voting Trust Agreement between Arbora A.G. and Mr. Reiner
     10.82 Voting Trust Agreement between Ulrich Rud and Rudolph Hugi, jointly and Mr. Reiner
     10.83 Stock Option Agreement dated December 12, 1995 with Mr. Reiner
     10.84 Restated Employment Agreement dated April 8, 1996 - Mr. Reiner
     27    Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-18 and Post-Effective Amendments thereto, file number 33-16303-NY.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 file number 33-43307 declared effective on March 10, 1992 and post effective amendment thereto declared effective on August 26, 1994.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended February 28, 1993.

(4) Previously filed as a part of the Registrant's Registration Statement, File No. 33-76782, declared effective on July 12, 1994.
(5)  Incorporated  by  reference  to the  Registrant's  Form 8-K dated August 2,
     1994.
(6)  Incorporated  by reference to the  Registrant's  Form 8-K dated December 7,
     1995.
(7)  Incorporated  by  reference  to the  Registrant's  Form 8-K dated March 11,
     1996.


     b. Reports on Form 8-K:

          The Registrant filed a Form 8-K dated December 7, 1995 which reported the sale of its medical product line to Tecnol Medical Products, Inc.

          The Registrant filed a Form 8-K dated March 11, 1996 which reported the receipt of a line of credit from FINOVA Capital Corporation.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, California, on May 29, 1996.

                                                SPARTA SURGICAL CORPORATION



                                                By: Thomas F. Reiner
                                                    ---------------------------
                                                    Thomas F. Reiner
                                                    Chairman, CEO & President

     Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on the dates indicated.

     Signature                      Title                                Date
     ---------                      -----                                ----


Thomas F. Reiner                Chairman of the                        5/29/96
- -------------------------       Board of Directors,
Thomas F. Reiner                Chief Executive Officer,
                                President, Treasurer,
                                (Principal Executive
                                Officer), and Director

Joseph Barbrie                  Vice President of                      5/29/96
- -------------------------       Sales
Joseph Barbrie




Wm. Samuel Veazey               Vice President of Finance              5/29/96
- -------------------------       and Administration (Principal
Wm. Samuel Veazey               Accounting Officer)
                                and Secretary



Michael Y. Granger              Director                               5/29/96
- -------------------------
Michael Y. Granger




Allan J. Korn                   Director                               5/29/96
- -------------------------
Allan J. Korn

                       SECURITIES AND EXCHANGE COMMISSION

                                    EXHIBITS
                                       TO
                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996