Form 10QSB
period 1996-05-31
SPARTA SURGICAL CORP
filed 1996-07-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                       For the quarter ended May 31, 1996

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 31, 1996, 4,403,526 shares of Common Stock, 178,523 shares of Redeemable Convertible Preferred Stock and 33,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number

Part I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance
                      Sheet as of May 31, 1996                             1 - 2

                      Condensed Consolidated Statements
                      of Operations for the three months
                      ended May 31, 1996 and 1995                              3

                      Condensed Consolidated Statements
                      of Cash Flows for the three months
                      ended May 31, 1996 and 1995                              4

                      Notes to Financial Statements                            5

           Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            6 - 8

Part II.   Other Information and Signatures                               9 - 12

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  May 31, 1996
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $        --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $108,664 ........................           327,590
 Inventories ................................................         2,560,061
 Notes receivable ...........................................             4,206
 Prepaid expenses ...........................................           122,871
                                                                    -----------
    Total Current Assets ....................................         3,014,728
                                                                    -----------
Property and Equipment, at cost:
 Machinery and equipment ....................................            56,000
 Other equipment ............................................           491,625
 Leasehold improvements .....................................            15,733
                                                                    -----------
                                                                        563,358
Less accumulated depreciation ...............................          (246,282)
                                                                    -----------
    Net Property and Equipment ..............................           317,076
                                                                    -----------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................           878,797
 Deposits and other .........................................            49,868
 Notes receivable - officers ................................           821,419
 Accounts receivable - officers .............................           127,232
                                                                    -----------
     Total Other Assets .....................................         1,877,316
                                                                    -----------
     Total Assets ...........................................       $ 5,209,120
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  May 31, 1996
                                   (Unaudited)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable - trade .......................................   $   689,652
 Accrued expenses:
  Payroll taxes and wages .......................................        69,136
  Interest and other ............................................        24,418
 Dividends payable ..............................................         4,134
 Notes payable ..................................................       450,000
 Accrued royalty payments .......................................        31,151
 Current portion of long-term debt ..............................        46,554
                                                                    -----------
     Total Current Liabilities ..................................     1,315,045
                                                                    -----------
Long-Term Debt:
 Obligations under capital leases ...............................       144,418
 Financial institutions and other ...............................       596,355
 Less current portion above .....................................       (46,554)
                                                                    -----------
       Total Long-Term Debt .....................................       694,219

Other liabilities ...............................................       377,595
                                                                    -----------
Commitments and contingencies ...................................            --

Stockholders' Equity:
 Preferred Stock: $4.00 par value, 5,000,000 shares authorized;
   Non-cumulative Redeemable Convertible Preferred Stock:
    1,500,000 shares authorized, 178,523 shares issued
    and outstanding .............................................       714,092
   Series A Cumulative Convertible Redeemable Preferred Stock:
    250,000 shares authorized, 33,068 shares issued
    and outstanding .............................................       132,272
Common Stock: $.002 par value, 30,000,000 shares authorized,
    4,403,526 shares issued and outstanding .....................         8,807
 Additional paid in capital .....................................     7,731,209
 Accumulated deficit ............................................    (5,764,119)
                                                                    -----------
      Total Stockholders' Equity ................................     2,822,261
                                                                    -----------
      Total Liabilities and Stockholders' Equity ................   $ 5,209,120
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                               May 31,
                                                    ---------------------------
                                                        1996            1995
                                                        ----            ----
Net sales ......................................    $   584,953     $ 1,769,462

Cost of sales ..................................        242,651         862,048
                                                    -----------     -----------
     Gross Profit ..............................        342,302         907,414

Selling, general and administrative expenses ...        512,241         486,490

Research and development .......................         17,975          36,764

Depreciation and amortization ..................         57,589         163,151
                                                    -----------     -----------

     Income (Loss) From  Operations ............       (245,503)        221,009
                                                    -----------     -----------
Other Income (Expense):
 Interest and other income .....................          4,185           4,607
 Interest expense ..............................        (31,779)       (200,094)
                                                    -----------     -----------
      Total Other Income (Expense) ..............       (27,594)       (195,487)
                                                    -----------     -----------
     Income (Loss) Before Provision
      For Income Taxes .........................       (273,097)         25,522

Provision for income taxes                                   --              --
                                                    -----------     -----------
Net Income (Loss) ..............................       (273,097)         25,522

Preferred stock dividends ......................         (4,134)         (6,964)
                                                    -----------     -----------
Net Income (Loss) Applicable To Common
 Shareholders ..................................    $  (277,231)    $    18,558
                                                    ===========     ===========
Net Income (Loss) Per Share of Common Stock:
 Primary:
  Weighted average number of common
   shares outstanding ..........................      4,142,286       3,340,342
                                                    ===========     ===========
   Net Income (Loss) Per Common Share ..........    $      (.07)    $       .01
                                                    ===========     ===========
 Fully diluted:
  Weighted average number of common
   shares outstanding ..........................      4,142,286       3,807,304
                                                    ===========     ===========
   Net Income (Loss) Per Common Share ..........    $      (.07)    $        --
                                                    ===========     ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                         1996           1995
                                                         ----           ----
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $  (273,097)   $    25,522
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
   Depreciation and amortization .................        57,589        163,151
   Changes in assets and liabilities:
    (Increase) in accounts receivable ............       (39,173)       (92,509)
    (Increase) Decrease in inventories ...........        49,326        (90,403)
    (Increase) in prepaid expenses and other .....       (41,076)       (84,346)
    (Increase) Decrease in deposits and other ....         2,341         (2,095)
    (Decrease) Increase in accounts payable
     and accrued expenses ........................      (258,435)        37,209
                                                     -----------    -----------

     Net Cash (Used) By Operating Activities .....      (502,525)       (43,471)
                                                     -----------    -----------
Cash Flows From Investing Activities:
 Capital expenditures ............................          (905)        (9,586)
 Increase in intangible assets ...................       (31,665)          (652)
 Increase in receivables from related entities ...        (4,662)        (3,222)
                                                     -----------    -----------
     Net Cash (Used) By Investing Activities .....       (37,232)       (13,460)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from  borrowing ........................     1,055,898      1,956,572
 Principal payments on notes payable .............      (602,535)    (1,851,800)
 Principal payments on accrued royalties .........       (31,106)       (53,367)
 Issuance of common stock upon exercise
  of warrants ....................................       117,500             --
                                                     -----------    -----------

     Net Cash Provided By Financing Activities ...       539,757         51,405
                                                     -----------    -----------
     Net Increase (Decrease) in Cash and
      Cash Equivalents ...........................            --         (5,526)

     Cash and Cash Equivalents at Beginning
      of Period ..................................            --          5,526
                                                     -----------    -----------
     Cash and Cash Equivalents at End of Period ..   $        --    $        --
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest .......................................   $    19,004    $   203,422
  Income taxes ...................................            --             --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of Preferred Stock into Common Stock.   $   436,708    $   540,896
  Dividends payable on Series A Convertible
   Redeemable Preferred Stock ....................         4,134          6,964


                     The accompanying notes are an integral
           part of these consolidated condensed financial statements

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended May 31, 1996 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     On December 7, 1995, the Company sold its medical product line, which consisted primarily of wound care gauze dressings, to Tecnol Medical Products, Inc. ("Tecnol"), which resulted in the Company's elimination of the medical product line from its business operations approximately three months before the year ended February 29, 1996 ("Fiscal 1996"). Following this disposition of assets, the Company implemented a restructuring plan involving a reduction of personnel, the reorganization of the sales department, and the consolidation of operating facilities. Therefore, the results for the three months ended May 31, 1996 ("First Quarter Fiscal 1997") do not reflect the medical product line operations, whereas for the three months ended May 31, 1995 ("First Quarter Fiscal 1996") the results of the medical product line operations are reflected. For the reason stated above, the results for the First Quarter Fiscal 1997 and the First Quarter Fiscal 1996 are not strictly comparable.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1996
as Compared to Three Months Ended May 31, 1995

     Net sales for the First Quarter Fiscal 1997 were $584,953, a 66.9% decrease from net sales of $1,769,462 for the First Quarter Fiscal 1996. The net sales decrease during the First Quarter Fiscal 1997 as compared to the First Quarter Fiscal 1996 is the result of (i) a decrease of $1,000,380 in medical product sales which resulted from the disposition of the Company's medical product line in December 1995; (ii) a decrease of $14,410 or 4.4% in surgical product sales from $329,549 to $315,139; and (iii) a decrease of $169,719 or 38.6% in electrotherapy product sales from $439,533 to $269,814. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion in July 1995 of a one year, non-cancelable $500,000 contract with Henley Healthcare ("Henley") in which the Company provided Henley with its Spectrum Max-SD TENS unit. During the First Quarter Fiscal 1996 the Company had approximately $150,000 in sales to Henley which were not repeated during the First Quarter Fiscal 1997. However, the Company is currently negotiating a new contract with Henley and expects negotiations to be finalized in the near future. The Company intends to concentrate its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business.

     Gross profit was $342,302 or 58.5% of net sales for the First Quarter Fiscal 1997 as compared to $907,414 or 51.3% of net sales for the First Quarter Fiscal 1996. The increase in gross profit percentage is primarily due to the disposition of the medical product line in December 1995. In general, the medical product line generated lower gross profits than the surgical and electrotherapy product lines. The decrease in gross profit is primarily due to the overall decrease in net sales resulting from the disposition of the medical product line.

     Selling, general and administrative ("SG&A") expenses for the First Quarter Fiscal 1997 were $512,241, a 5.3% increase from SG&A expenses of $486,490 for the First Quarter Fiscal 1996. The increase in SG&A expenses for the First Quarter Fiscal 1997 as compared to the First Quarter Fiscal 1996 is primarily due to legal expenses in the approximate amount of $105,000 incurred in connection with the Company's various litigation proceedings. In addition, the Company has increased its sales and marketing efforts to broaden its customer base and target distributors for each of our product lines.

     Research and development ("R&D") expenses for the First Quarter Fiscal 1997 were $17,975, a 51.1% decrease from R&D expenses of $36,764 for the First Quarter Fiscal 1996. The decrease in R&D expenses for the First Quarter Fiscal 1996 as compared to the First Quarter Fiscal 1995 is primarily due to the elimination of the R&D efforts related to the medical product line. During the First Quarter Fiscal 1997 the R&D continues to be focused on the redesign of the Company's TENS units in an effort to reduce the product cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for the First Quarter Fiscal 1997 were $57,589, a 64.7% decrease from D&A expenses of $163,151 for the First Quarter Fiscal 1996. During the First Quarter Fiscal 1997, D&A expenses decreased due to the elimination of the depreciation expenses on the medical product line manufacturing equipment sold to Tecnol in December 1995. As a result of the sale of the medical product line, the Company's D&A expenses will be substantially reduced for the fiscal year ending February 28, 1997 ("Fiscal 1997").

     Net interest expense for the First Quarter Fiscal 1997 was $27,594, a 85.9% decrease from net interest expense of $195,487 for the First Quarter Fiscal 1996. The decrease in net interest expense is primarily due to the repayment of most of its outstanding debt in December 1995 from the cash proceeds of the medical product line sale. The repayment of debt in December 1995 should result in substantially reduced interest expenses in Fiscal 1997.

     As a result of the foregoing, the net loss for the First Quarter Fiscal 1997 was $273,097, a decrease of $298,619 from net income of $25,522 for the First Quarter Fiscal 1996. The decrease in net income for the First Quarter Fiscal 1997 as compared to the First Quarter Fiscal 1996 is primarily due to the decrease in net sales and the corresponding decrease in gross profit coupled with an increase in SG&A expenses.

     Primary loss per share was $.07 for the First Quarter Fiscal 1997 as compared to a primary income per share of $.01 for the First Quarter Fiscal 1996. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $.07 for the First Quarter Fiscal 1997 as compared to fully diluted income of $.00 per share for the First Quarter Fiscal 1996. The primary and fully diluted income per share computation for the First Quarter Fiscal 1997 reflect accrued dividends on the Series A Convertible Preferred Stock which were which were paid in June 1996.

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

     The Company's working capital at February 29, 1996 was $1,246,470 as compared to $1,699,683 at May 31, 1996. The Company's working capital position increased by $453,213 primarily due to the receipt of a Revolving Line of Credit from FINOVA Capital Corporation and the subsequent elimination of certain current liabilities.

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

     The Company has used the cash proceeds of the Tecnol Sale to repay most of its outstanding debt including (i) $2,282,505 owed to Congress Financial Corporation under a revolving credit facility; (ii) $111,602 owed for the purchase of certain manufacturing equipment which was subject to a lease; (iii) $469,710 owed to Asset Factoring, Inc., consisting of the principal due on certain promissory note plus accrued interest; (iv) $600,000 owed to Storz Instrument Company relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line; and (v) $1,000,000 to Arbora, A.G. ("Arbora"), which together with the return of a $809,500 promissory note issued to the Company by an affiliate of Arbora, served as principal consideration to redeem and cancel 4,761,842 shares of the Company's Common Stock. The 4,761,842 shares were issued to Arbora on December 4, 1995 in consideration of the conversion of a $1,000,000 note into equity and the issuance to the Company of a promissory note in the amount of $809,500 by an affiliate of Arbora pursuant to an agreement reached between it and the Company. In connection with this transaction, the Company also canceled a warrant to purchase 1,000,000 shares of the Company's Common Stock at $1.40 per share held by Arbora and issued Arbora and its affiliated parties warrants to purchase up to 750,000 shares of the Company's common stock at $.47 per share at any time until November 8, 1998. In addition, a voting trust was entered into which provided the Company's Chairman, President and Chief Executive Officer, Thomas F. Reiner, with voting rights as to such shares. On April 22, 1996, 250,000 shares of Common Stock were issued to Arbora in connection with the exercise of 250,000 Common Stock purchase warrants.

     On March 11, 1996, FINOVA Capital Corporation ("FINOVA") provided the Company with a 36-month Revolving Line of Credit of up to $1,500,000 (the "Loan"). The Company agreed to pay FINOVA interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 4%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the Loan may be substantially less than $1,500,000. In addition, $450,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of May 31, 1996, the outstanding balance on the Loan was $536,194 and approximately $14,000 in credit was available. Approximately $250,000 of the otherwise available line of credit is considered unavailable until a certain lien against the Company's assets is released. The Loan is being used to provide additional working capital for current operations and growth.

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

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits

           Computation of Primary Earnings per Share (page 12).

           Computation of Fully Diluted Earnings per Share (page 13).

           Exhibit 27 - Financial Data Schedule.

        B. Reports on Form 8-K

           The Company filed a Form 8-K dated March 11, 1996 to report the receipt of a line of credit from FINOVA Capital Corporation.

                           SPARTA SURGICAL CORPORATION
                    COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                          Three Months Ended
                                                                May 31,
                                                      -------------------------
                                                          1996          1995
                                                          ----          ----
Shares outstanding at beginning of period ..........    3,846,826     3,228,408

Shares issued during the period (weighted average) .      295,460       299,434

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted average)            --            --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .....................           --            --

Less shares placed in escrow which are issuable
only if certain income or stock price criteria
are met (weighted average) .........................           --      (187,500)
                                                      -----------   -----------
Total Primary Shares ...............................    4,142,286     3,340,342
                                                      ===========   ===========
Net Income Applicable To Common Shareholders .......  $  (277,231)  $    18,558
                                                      ===========   ===========
Net Income Per Primary Share .......................  $      (.07)  $       .01
                                                      ===========   ===========

                           SPARTA SURGICAL CORPORATION
                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE


                                                           Three Months Ended
                                                                 May 31,
                                                        ------------------------
                                                            1996         1995
                                                            ----         ----

Shares outstanding at beginning of period ............    3,846,826    3,228,408

Shares issued during the period (weighted average) ...      295,460      578,896

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted average) ..           --           --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .......................           --           --
                                                        -----------   ----------
Total Fully Diluted Shares ...........................    4,142,286    3,807,304
                                                        ===========   ==========
Net Income Applicable To Common Shareholders .........  $  (277,231)  $   18,558
                                                        ===========   ==========
Net Income Per Fully Diluted  Share ..................  $      (.07)  $       --
                                                        ===========   ==========

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparta Surgical Corporation



     Thomas F. Reiner
- ---------------------------
Thomas F. Reiner
Chairman of the Board
President & CEO


     Wm. Samuel Veazey
- ---------------------------
Wm. Samuel Veazey
Vice President of Finance
and Administration


July 15, 1996