Form 10QSB
period 1996-08-31
SPARTA SURGICAL CORP
filed 1996-10-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                      For the quarter ended August 31, 1996

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 31, 1996, 4,538,751 shares of Common Stock, 164,723 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX

                                                                           Page
                                                                          Number
Part I.     Financial Information

            Item 1.      Financial Statements

                         Condensed Consolidated Balance
                         Sheet as of August 31, 1996 ................      1 - 2

                         Condensed Consolidated Statements
                         of Operations for the three months and
                         six months ended August 31, 1996 and 1995 ..          3

                         Condensed Consolidated Statements
                         of Cash Flows for the six months
                         ended August 31, 1996 and 1995 .............          4

                         Notes to Financial Statements ..............          5

            Item 2.      Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations ..................      6 - 9

Part II.    Other Information and Signatures ........................    10 - 13

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 1996
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $        --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $32,559 .........................           256,722
 Inventories ................................................         2,555,689
 Prepaid expenses ...........................................            84,727
                                                                    -----------
    Total Current Assets ....................................         2,897,138
                                                                    -----------
Property and Equipment, at cost:
 Machinery and equipment ....................................            56,000
 Other equipment ............................................           492,425
 Leasehold improvements .....................................            15,733
                                                                    -----------
                                                                        564,158

Less accumulated depreciation ...............................          (265,255)
                                                                    -----------
    Net Property and Equipment ..............................           298,903
                                                                    -----------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................           841,904
 Deposits and other .........................................            55,507
 Notes receivable - related entities ........................           562,888
                                                                    -----------
     Total Other Assets .....................................         1,460,299
                                                                    -----------
     Total Assets ...........................................       $ 4,656,340
                                                                    ===========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 1996
                                   (Unaudited)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable - trade .......................................   $   707,190
 Accrued expenses:
  Payroll taxes and wages .......................................        67,363
  Interest and other ............................................        84,597
 Dividends payable ..............................................        17,543
 Notes payable ..................................................       650,000
 Royalties payable ..............................................        22,054
 Current portion of long-term debt ..............................        59,637
                                                                    -----------
     Total Current Liabilities ..................................     1,608,384
                                                                    -----------
Long-Term Debt, net of current portion above:
 Obligations under capital leases ...............................        85,337
 Financial institutions and other ...............................       916,185
                                                                    -----------
       Total Long-Term Debt .....................................     1,001,522
                                                                    -----------
Other liabilities ...............................................       373,111
                                                                    -----------
Commitments and contingencies ...................................            --

Stockholders' Equity:
 Preferred stock: $4.00 par value, 5,000,000 shares authorized;
   Non-cumulative Convertible Redeemable Preferred Stock:
    1,500,000 shares authorized,  164,723 shares issued
     and outstanding ............................................       658,892
   Series A Cumulative Convertible Preferred Stock:
    250,000 shares authorized, 28,068 shares issued
     and outstanding ............................................       112,272
 Common Stock: $.002 par value, 30,000,000 shares authorized,
   4,538,751 shares issued and outstanding ......................         9,078
 Additional paid in capital .....................................     7,881,681
 Accumulated deficit ............................................    (6,988,600)
                                                                    -----------
      Total Stockholders' Equity ................................     1,673,323
                                                                    -----------
      Total Liabilities and Stockholders'  Equity ...............   $ 4,656,340
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements



                                                     SPARTA SURGICAL CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                      Three Months Ended                    Six Months Ended
                                                                          August 31,                           August 31,
                                                               ------------------------------        ------------------------------
                                                                   1996               1995               1996               1995
                                                                   ----               ----               ----               ----
Net Sales ..............................................       $   472,678        $ 1,931,481        $ 1,057,631        $ 3,700,943
Cost of sales ..........................................           198,086            854,171            440,737          1,716,219
                                                               -----------        -----------        -----------        -----------
     Gross Profit ......................................           274,592          1,077,310            616,894          1,984,724

Selling, general and administrative
 expenses ..............................................           552,051            686,657          1,064,292          1,173,147
Research and development expense .......................             8,525             10,314             26,500             47,078
Depreciation and amortization ..........................            60,638            165,879            118,227            329,030
 Settlement of litigation ..............................           695,712                 --            695,712                 --
                                                               -----------        -----------        -----------        -----------
  Income (Loss) From Operations ........................        (1,042,334)           214,460         (1,287,837)           435,469
                                                               -----------        -----------        -----------        -----------
Other Income (Expense):
  Interest and other income ............................             3,164              3,581              7,349              8,188
  Interest expense .....................................           (96,359)          (200,096)          (128,138)          (400,190)
                                                               -----------        -----------        -----------        -----------
     Total Other Income (Expense) ......................           (93,195)          (196,515)          (120,789)          (392,002)
                                                               -----------        -----------        -----------        -----------
Income (Loss) Before Provision
 for Income Taxes ......................................        (1,135,529)            17,945         (1,408,626)            43,467
Provision for income taxes .............................                --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) ......................................        (1,135,529)            17,945         (1,408,626)            43,467
Preferred stock dividends ..............................           (88,951)           (31,381)           (93,085)           (38,345)
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) Applicable to
 Common Stockholders ...................................       $(1,224,480)       $   (13,436)       $(1,501,711)       $     5,122
                                                               ===========        ===========        ===========        ===========
Net Income (Loss) Per Share of
 Common Stock:
  Primary:
   Weighted average number of
    common shares outstanding ..........................         4,489,039          3,665,307          4,314,586          3,502,826
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $      (.27)       $        --        $      (.35)       $        --
                                                               ===========        ===========        ===========        ===========
  Fully diluted:
   Weighted average number of
    common shares outstanding ..........................         4,489,039          3,889,574          4,314,586          3,871,297
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $      (.27)       $        --        $      (.35)       $        --
                                                               ===========        ===========        ===========        ===========


                                               The accompanying notes are an integral
                                      part of these condensed consolidated financial statements


                                                                - 3 -

                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended
                                                              August 31,
                                                     --------------------------
                                                         1996           1995
                                                         ----           ----
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $(1,408,626)   $    43,467
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization ................       118,227        329,030
    Settlement of litigation .....................       433,212             --
    Changes in assets and liabilities:
     (Increase) Decrease in accounts receivable ..        31,695       (216,521)
     (Increase) Decrease in inventories ..........        53,698        (87,549)
     (Increase) Decrease in prepaid expenses
      and other ..................................        (2,932)        21,945
     (Increase) in deposits and other ............        (3,298)       (12,796)
     (Decrease) in accounts payable and
      accrued expenses ...........................      (168,687)      (214,801)
                                                     -----------    -----------
     Net Cash (Used) By Operating Activities .....      (946,711)      (137,225)
                                                     -----------    -----------
Cash Flows From Investing Activities:
 Capital expenditures ............................        (1,705)       (15,358)
 Increase in intangible assets ...................       (36,438)        (1,042)
 Increase in receivables from related entities ...        (3,693)        (5,616)
                                                     -----------    -----------
     Net Cash Provided (Used) By
      Investing Activities .......................       (41,836)       (22,016)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from  borrowing ........................     2,092,969      3,807,768
 Principal payments on notes payable .............    (1,181,719)    (3,581,676)
 Principal payments on accrued royalties .........       (40,203)       (46,953)
 Issuance of common stock upon exercise
  of Warrants ....................................       117,500             --
                                                     -----------    -----------
     Net Cash Provided By Financing Activities ...       988,547        179,139
                                                     -----------    -----------
     Net Increase (Decrease) in Cash and
      Cash Equivalents ...........................            --         19,898
     Cash and Cash Equivalents at Beginning
      of Period ..................................            --          5,526
                                                     -----------    -----------
     Cash and Cash Equivalents at End of Period ..   $        --    $    25,424
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
    Interest .....................................   $    52,522    $   362,036
    Income taxes .................................            --             --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
   Conversion of Preferred Stock into
    Common Stock .................................   $   511,908    $   599,316
   Dividends payable on Series A
    Convertible Preferred Stock ..................        17,543         31,381
   Stock dividends paid on Series A
    Convertible Preferred Stock ..................         4,134          6,964
   Stock dividends paid on Redeemable
    Preferred Stock ..............................        71,409             --


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended August 31, 1996 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     On December 7, 1995, the Company sold its medical product line, which consisted primarily of wound care gauze dressings, to Tecnol Medical Products, Inc. ("Tecnol"), which resulted in the Company's elimination of the medical product line from its business operations approximately three months before the year ended February 29, 1996 ("Fiscal 1996"). Following this disposition of assets, the Company implemented a restructuring plan involving a reduction of personnel, the reorganization of the sales department, and the consolidation of operating facilities. Therefore, the results for the six months ended August 31, 1996 ("Six Months Fiscal 1997") do not reflect the medical product line operations, whereas for the six months ended August 31, 1995 ("Six Months Fiscal 1996") the results of the medical product line operations are reflected. For the reason stated above, the results for the Six Months Fiscal 1997 and the Six Months Fiscal 1996 are not strictly comparable.

RESULTS OF OPERATIONS

Three months ended August 31, 1996
as Compared to Three months ended August 31, 1995

     Net sales for the three months ended August 31, 1996 ("Second Quarter Fiscal 1997") were $472,678, a 75.5% decrease from net sales of $1,931,481 for the three month period ended August 31, 1995 ("Second Quarter Fiscal 1996"). The net sales decrease during the Second Quarter Fiscal 1997 as compared to the Second Quarter Fiscal 1996 is the result of (I) a decrease of $1,223,364 in medical product sales which resulted from the disposition of the Company's medical product line in December 1995; (ii) a decrease of $41,812 or 13.18% in surgical product sales from $317,216 to $275,404; and (iii) a decrease of $193,627 or 49.5% in electrotherapy product sales from $390,901 to $197,274. The net loss for the Second Quarter Fiscal 1997 was $1,135,529 as compared to net income of $17,945 for the Second Quarter Fiscal 1996. The decrease in net income for the Second Quarter Fiscal 1997 as compared to the Second Quarter Fiscal 1996 is primarily due to the decrease in net sales and the corresponding decrease in gross profit coupled with a one time $695,712 expense related to the settlement of the litigation described below and legal expenses in the approximate amount of $100,000 which were incurred in connection with the Company's various litigation proceedings.

Six months ended August 31, 1996
as Compared to Six months ended August 31, 1995

     Net sales for the Six Months Fiscal 1997 were $1,057,631, a 71.4% decrease from net sales of $3,700,943 for the Six Months Fiscal 1996. The net sales decrease during the Six Months Fiscal 1997 as compared to the Six Months Fiscal 1996 is the result of (I) a decrease of $2,221,529 in medical product sales which resulted from the disposition of the Company's medical product line in December 1995; (ii) a decrease of $62,763 or 9.6% in surgical product sales from $653,306 to $590,543; and (iii) a decrease of $359,020 or 43.5% in electrotherapy product sales from $826,108 to $467,088. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion in July 1995 of a one year, non-cancelable $500,000 contract with Henley Healthcare ("Henley") in which the Company provided Henley with its Spectrum Max-SD TENS unit. During the Six Months Fiscal 1996 the Company had approximately $282,000 in sales to Henley which were not repeated during the Six Months Fiscal 1997. However, the Company is expecting to enter into a new contract with Henley as Henley continues to satisfy a three year contract with its customer. The Company intends to concentrate its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business.

     Gross profit was $616,894 or 58.3% of net sales for the Six Months Fiscal 1997 as compared to $1,984,724 or 53.6% of net sales for the Six Months Fiscal 1996. The increase in gross profit percentage is primarily due to the disposition of the medical product line in December 1995. In general, the medical product line generated lower gross profits than the surgical and electrotherapy product lines. The decrease in gross profit is primarily due to the overall decrease in net sales resulting from the disposition of the medical product line.

     Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 1997 were $1,064,292, a 9.3% decrease from SG&A expenses of $1,173,147 for the Six Months Fiscal 1996. The decrease in SG&A expenses for the Six Months Fiscal 1997 as compared to the Six Months Fiscal 1996 is primarily due to the overall decrease in operating expenses resulting from the disposition of the medical product line. This decrease is despite an increase in legal expenses for the Six Months Fiscal 1997 from approximately $75,000 for the Six Months Fiscal 1996 to approximately $208,000 incurred in connection with the Company's various litigation proceedings. In addition, the Company has increased its sales and marketing efforts to broaden its customer base and target distributors for each of our product lines.

     Research and development ("R&D") expenses for the Six Months Fiscal 1997 were $26,500, a 43.7% decrease from R&D expenses of $47,078 for the Six Months Fiscal 1996. The decrease in R&D expenses for the Six Months Fiscal 1997 as compared to the First Quarter Fiscal 1996 is primarily due to the elimination of the R&D efforts related to the medical product line. During the Six Months Fiscal 1997 the R&D continues to be focused on the redesign of the Company's TENS units in an effort to reduce the product cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for the Six Months Fiscal 1997 were $118,227, a 64.1% decrease from D&A expenses of $329,030 for the Six Months Fiscal 1996. During the Six Months Fiscal 1997, D&A expenses decreased due to the elimination of the depreciation expense on the medical product line manufacturing equipment sold to Tecnol in December 1995. As a result of the sale of the medical product line, the Company's D&A expenses will be substantially reduced for the fiscal year ending February 28, 1997 ("Fiscal 1997").

     Settlement of litigation expenses for the Six Months Fiscal 1997 were $695,712. On August 6, 1996 the Company settled three related civil actions involving disputes between the Company; Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer; and Gerald S. Kramer, a former officer and Chairman of the Company's Board of Directors which concerned Mr. Kramer's termination as an officer and director, disputes regarding his employment agreement and various monetary obligations between the parties. Under the settlement, the Company paid to Mr. Kramer $262,500 and issued to him a promissory note in the amount of $62,500, payable over five years. In addition, the parties exchanged general releases and forgave all debts to each other which included obligations from Mr. Kramer to the Company in the amount of approximately $371,000. The Company's management believes that it would have ultimately prevailed in the lawsuit, but took the opportunity to settle the litigation before substantial additional legal fees and management time were expended.

     Net interest expense for the Six Months Fiscal 1997 was $120,789, a 69.2% decrease from net interest expense of $392,002 for the Six Months Fiscal 1996. The decrease in net interest expense is primarily due to the repayment of most of its outstanding debt in December 1995 from the cash proceeds of the medical product line sale. The repayment of debt in December 1995 should result in substantially reduced interest expenses in Fiscal 1997.

     As a result of the foregoing, the net loss for the Six Months Fiscal 1997 was $1,408,626, a decrease of $1,452,093 from net income of $43,467 for the Six Months Fiscal 1996. The decrease in net income for the Six Months Fiscal 1997 as compared to the Six Months Fiscal 1996 is primarily due to the decrease in net sales and the corresponding decrease in gross profit coupled with a one time $695,712 expense related to the settlement of the litigation described above and legal expenses in the approximate amount of $208,000 which were incurred in connection with the Company's various litigation proceedings.

     Primary loss per share was $.35 for the Six Months Fiscal 1997 as compared to a primary loss per share of $-- for the Six Months Fiscal 1996. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $.35 for the Six Months Fiscal 1997 as compared to fully diluted loss of $-- per share for the Six Months Fiscal 1996. The primary and fully diluted income per share computation for the Six Months Fiscal 1997 reflect dividends on the Series A Convertible Preferred Stock and on the Redeemable Preferred Stock which were paid in Common Stock in June and July 1996 and accrued dividends on the Series A Convertible Preferred Stock which were paid in Common Stock in September 1996.

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

     The Company's working capital at February 29, 1996 was $1,246,470 as compared to $1,288,754 at August 31, 1996. The Company's working capital position increased by $42,284 primarily due to the receipt of a Revolving Line of Credit from FINOVA Capital Corporation and the subsequent elimination of certain current liabilities.

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

     On March 11, 1996, FINOVA Capital Corporation ("FINOVA") provided the Company with a 36-month Revolving Line of Credit of up to $1,500,000 (the "Loan"). The Company agreed to pay FINOVA interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 4%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the Loan may be substantially less than $1,500,000. In addition, $450,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of August 31, 1996, the outstanding balance on the Loan was $820,976 and no credit was available. The Loan is being used to provide additional working capital for current operations and growth.

     In July 1996, the Company borrowed $200,000 from Asset Factoring International, Inc. ("Asset Factoring'), a company controlled by Charles C. Johnston, a principal stockholder of the Company, evidenced by a promissory note bearing 12% interest per annum due in July 1997. The promissory note is subordinated to FINOVA and is personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued Asset Factoring a warrant to purchase up to 125,000 shares of its Common Stock exercisable at $.50 per share at any time until July 18, 1999. The Company also entered into a one year consulting agreement with Asset Factoring in which the Company is required to pay Asset Factoring $25,000 for one year of consulting services.

     On September 27, 1996, the Company was served with a complaint filed by Storz Instrument Company seeking to collect the remaining balance of $450,000 relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line. The Company has not yet filed its answer in this proceeding.

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

     Statements, either written or oral, which express the Company's expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements. These statements are made to provide the public with management's assessment of the Company's business. Caution must be taken to consider these statements in light of the following factors: the Company assumes that key customers will continue to make purchases; the Company will be able to secure long-term contracts for the sale of its products; the Company will make acquisitions which contribute to profitability; and the Company will continue its implementation of cost reduction measures. In the event any of the above factors do not occur as management anticipates, actual results could differ materially from the expectations expressed in the forward-looking statements.

Part II. Other Information

Item 1. Legal Proceedings
            On August 6, 1996, the Company settled three related civil actions entitled Sparta Surgical Corporation v. Gerald S. Kramer ("Kramer"), Docket No. 94-0372, Plymouth County Superior Court, Massachusetts; Gerald S. Kramer v. Sparta Surgical Corporation and Thomas F. Reiner ("Reiner"), Civil Action No. 94-CO-6337T, United States District Court, Western District, New York; and Sparta Surgical Corporation
            v. Gerald S. Kramer, Docket No. 96-10716-RGS, United States District Court, Eastern District, Massachusetts. These actions involved disputes between the Company; Reiner, the Company's Chairman, President and Chief Executive Officer; and Kramer, a former officer and Chairman of the Company's Board of Directors and concerned Kramer's termination as an officer and director, disputes regarding his employment agreement and various monetary obligations between the parties. Under the settlement, the Company paid to Kramer
            $262,500 and issued to him a promissory note in the amount of $62,500, payable over five years. In addition, the parties exchanged general releases and forgave all debts to each other which included obligations from Kramer to the Company in the amount of approximately $371,000.

Item 2. Changes in Securities
            None

Item 3. Defaults Upon Senior Securities
            None

Item 4. Submission of Matters to a Vote of Security Holders
            None

Item 5. Other Information
            None

Item 6. Exhibits and Reports on Form 8-K
       A.   Exhibits

            Computation of Primary Earnings Per Share (Page 11)
            Computation of Fully Diluted Earnings Per Share (Page 12)
            Exhibit 27 - Financial Data Schedule

       B.   Reports on Form 8-K

            The Company filed a Form 8-K dated August 6, 1996, to report that the Company settled three related civil actions entitled Sparta Surgical Corporation v. Gerald S. Kramer ("Kramer"); Gerald S. Kramer v. Sparta Surgical Corporation and Thomas F. Reiner ("Reiner"); and Sparta Surgical Corporation v. Gerald S. Kramer.



                                                     SPARTA SURGICAL CORPORATION
                                              COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                                          Three Months Ended                 Six Months Ended
                                                                               August 31,                        August 31,
                                                                     ----------------------------     ----------------------------
                                                                         1996             1995             1996             1995
                                                                         ----             ----             ----             ----
Shares outstanding at beginning of period ......................       4,403,523        3,837,983        3,846,826        3,228,408

Shares issued during the period (weighted average) .............          85,514           14,824          467,760          461,918

Dilutive shares contingently issuable upon exercise of
options and warrants(weighted average) .........................              --               --               --               --

Less shares assumed to have been purchased for treasury
with assumed proceeds of stock warrants and options
(weighted average) .............................................              --               --               --               --

Less shares placed in escrow which are issuable only if
certain  income or stock price criteria are met
(weighted average) .............................................              --         (187,500)              --         (187,500)
                                                                     -----------      -----------      -----------      -----------
Total Primary Shares ...........................................       4,489,039        3,665,307        4,314,586        3,502,826
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Applicable to Common Stockholders ............     $(1,224,480)     $   (13,436)     $(1,501,711)     $     5,122
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Per Primary Share ............................     $      (.27)     $        --      $      (.35)     $        --
                                                                     ===========      ===========      ===========      ===========







                                                     SPARTA SURGICAL CORPORATION
                                           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                                           Three Months Ended                Six Months Ended
                                                                                August 31,                       August 31,
                                                                      ----------------------------      ---------------------------
                                                                          1996             1995             1996            1995
                                                                          ----             ----             ----            ----
Shares outstanding at beginning of period .......................       4,403,525        3,837,983        3,846,826        3,228,408

Shares issued during the period (weighted average) ..............          85,514           51,591          467,760          642,889

Dilutive shares contingently issuable upon exercise of
options and warrants (weighted average) .........................              --               --               --               --

Less shares assumed to have been purchased for treasury
with assumed proceeds of stock warrants and options
(weighted average) ..............................................              --               --               --               --

Less shares placed in escrow which are issuable only if
certain income or stock prices are met, as they are
anti-dilutive (weighted average) ................................              --               --               --               --
                                                                      -----------      -----------      -----------      -----------
Total Fully Diluted Shares ......................................       4,489,039        3,889,574        4,314,586        3,871,297
                                                                      ===========      ===========      ===========      ===========
Net Income (Loss) Applicable To Common Stockholders .............     $(1,224,480)     $   (13,436)     $(1,501,711)     $     5,122
                                                                      ===========      ===========      ===========      ===========
Net Income (Loss)per Fully Diluted Share ........................     $      (.27)     $        --      $      (.35)     $        --
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

Sparta Surgical Corporation



     Thomas F. Reiner
---------------------------
Thomas F. Reiner
Chairman of the Board
President & CEO


     Wm. Samuel Veazey
---------------------------
Wm. Samuel Veazey
Vice President of Finance
and Administration


October 15, 1996