Form 10QSB
period 1996-11-30
SPARTA SURGICAL CORP
filed 1997-01-14
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For the quarter ended November 30, 1996

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 30, 1996, 4,575,000 shares of Common Stock, 162,178 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX

                                                                           Page
                                                                          Number
Part I.     Financial Information

            Item 1.      Financial Statements

                         Condensed Consolidated Balance
                         Sheet as of November 30, 1996 .................   1 - 2

                         Condensed Consolidated Statements
                         of Operations for the three months and
                         nine months ended November 30, 1996 and 1995 ..       3

                         Condensed Consolidated Statements
                         of Cash Flows for the nine months
                         ended November 30, 1996 and 1995 ..............   4 - 5

                         Notes to Financial Statements .................       6

            Item 2.      Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations .....................  7 - 11

Part II.    Other Information and Signatures ........................... 12 - 16

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                November 30, 1996
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $        --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $53,642 .........................           313,422
 Inventories ................................................         2,533,943
 Prepaid expenses ...........................................            65,853
                                                                    -----------
    Total Current Assets ....................................         2,913,218
                                                                    -----------
Property and Equipment, at cost:

 Machinery and equipment ....................................            56,400
 Other equipment ............................................           501,451
 Leasehold improvements .....................................            15,733
                                                                    -----------
                                                                        573,584

Less accumulated depreciation ...............................          (284,210)
                                                                    -----------

    Net Property and Equipment ..............................           289,374
                                                                    -----------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................           796,774
 Deposits and other .........................................            56,560
 Notes receivable - related entities ........................           566,125
                                                                    -----------
     Total Other Assets .....................................         1,419,459
                                                                    -----------
     Total Assets ...........................................       $ 4,622,051
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                November 30, 1996
                                   (Unaudited)
                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable - trade .......................................   $   624,573
 Accrued expenses:
  Payroll taxes and wages .......................................        47,623
  Interest and other ............................................        79,722
 Dividends payable ..............................................         3,509
 Notes payable ..................................................       950,000
 Royalties payable ..............................................        22,054
 Current portion of long-term debt ..............................        90,521
                                                                    -----------
     Total Current Liabilities ..................................     1,818,002
                                                                    -----------
Long-Term Debt, net of current portion above:
 Obligations under capital leases ...............................        80,084
 Financial institutions and other ...............................     1,030,889
                                                                    -----------
       Total Long-Term Debt .....................................     1,110,973
                                                                    -----------
Other liabilities ...............................................       364,913
                                                                    -----------
Commitments and contingencies ...................................            --

Stockholders' Equity:
 Preferred stock: $4.00 par value, 5,000,000 shares authorized;
   Non-cumulative Convertible Redeemable Preferred Stock:
    1,500,000 shares authorized,  162,178 shares issued
     and outstanding ............................................       648,712
   Series A Cumulative Convertible Preferred Stock:
    250,000 shares authorized, 28,068 shares issued
     and outstanding ............................................       112,272
 Common Stock: $.002 par value, 30,000,000 shares authorized,
   4,575,000 shares issued and outstanding ......................         9,150
 Additional paid in capital .....................................     7,909,331
 Accumulated deficit ............................................    (7,351,302)
                                                                    -----------
      Total Stockholders' Equity ................................     1,328,163
                                                                    -----------
      Total Liabilities and Stockholders'  Equity ...............   $ 4,622,051
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements



                                                     SPARTA SURGICAL CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                      Three Months Ended                    Nine Months Ended
                                                                         November 30,                          November 30,
                                                               ------------------------------        ------------------------------
                                                                   1996               1995               1996               1995
                                                                   ----               ----               ----               ----
Net Sales ..............................................       $   581,683        $ 1,549,326        $ 1,639,314        $ 5,250,269
Cost of sales ..........................................           245,084            779,242            685,821          2,495,461
                                                               -----------        -----------        -----------        -----------
     Gross Profit ......................................           336,599            770,084            953,493          2,754,808

Selling, general and administrative
 expenses ..............................................           418,890            575,303          1,483,182          1,748,450
Research and development expense .......................            13,352              5,337             39,852             52,415
Depreciation and amortization ..........................            59,599            123,291            177,826            452,321
Settlement of litigation ...............................           160,000                 --            855,712                 --
                                                               -----------        -----------        -----------        -----------
  Income (Loss) From Operations ........................          (315,242)            66,153         (1,603,079)           501,622
                                                               -----------        -----------        -----------        -----------
  Interest and other income ............................             3,248              1,639             10,597              9,827
  Interest expense .....................................           (42,497)           (68,900)          (170,635)          (469,090)
                                                               -----------        -----------        -----------        -----------
     Total Other Income (Expense) ......................           (39,249)           (67,261)          (160,038)          (459,263)
                                                               -----------        -----------        -----------        -----------
Income (Loss) Before Provision
 for Income Taxes ......................................          (354,491)            (1,108)        (1,763,117)            42,359
Provision for income taxes .............................             4,703                 --              4,703                 --
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) ......................................          (359,194)            (1,108)        (1,767,820)            42,359
Preferred stock dividends ..............................            (3,509)            (5,839)           (96,594)           (44,184)
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) Applicable to
 Common Stockholders ...................................       $  (362,703)       $    (6,947)       $(1,864,414)       $    (1,825)
                                                               ===========        ===========        ===========        ===========
Net Income (Loss) Per Share of
 Common Stock:
  Primary:
   Weighted average number of
    common shares outstanding ..........................         4,562,022          3,773,853          4,396,540          3,592,508
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $      (.08)       $        --        $      (.42)       $        --
                                                               ===========        ===========        ===========        ===========
  Fully diluted:
   Weighted average number of
    common shares outstanding ..........................         4,562,022          3,773,853          4,396,540          3,934,631
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $      (.08)       $        --        $      (.42)       $        --
                                                               ===========        ===========        ===========        ===========


                                               The accompanying notes are an integral
                                      part of these condensed consolidated financial statements


                                                                - 3 -

                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months Ended
                                                            November 30,
                                                     --------------------------
                                                         1996           1995
                                                         ----           ----
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $(1,767,820)   $    42,359
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization ................       177,826        452,321
    Settlement of litigation .....................       433,212             --
    Reduction of expenses on settlement
     of Storz claim ..............................            --       (135,184)
    Changes in assets and liabilities:
     (Increase) in accounts receivable ...........       (25,005)       (42,836)
     Decrease in inventories .....................        75,444         79,596
     Decrease in prepaid expenses and other ......        15,942         39,008
     (Increase) in deposits and other ............        (4,351)       (66,253)
     (Decrease) in accounts payable and
      accrued expenses ...........................      (284,117)      (518,516)
                                                     -----------    -----------
     Net Cash (Used) By Operating Activities .....    (1,378,869)      (149,505)
                                                     -----------    -----------
Cash Flows From Investing Activities:
 Capital expenditures ............................       (11,131)       (18,048)
 Increase in intangible assets ...................       (31,951)        (1,042)
 Increase in receivables from related entities ...        (6,930)        (8,461)
                                                     -----------    -----------
     Net Cash (Used) By Investing Activities .....       (50,012)       (27,551)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from  borrowing ........................     3,186,542      5,590,030
 Principal payments on notes payable .............    (1,834,958)    (5,331,230)
 Principal payments on accrued royalties .........       (40,203)       (87,270)
 Issuance of common stock upon exercise
  of Warrants ....................................       117,500             --
                                                     -----------    -----------
     Net Cash Provided By Financing Activities ...     1,428,881        171,530
                                                     -----------    -----------
     Net Increase (Decrease) in Cash and
      Cash Equivalents ...........................            --         (5,526)

     Cash and Cash Equivalents at Beginning
      of Period ..................................            --          5,526
                                                     -----------    -----------
     Cash and Cash Equivalents at End of Period ..   $        --    $        --
                                                     ===========    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                          SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                           Nine Months Ended
                                                              November 30,
                                                         ----------------------
                                                           1996          1995
                                                           ----          ----
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
    Interest .....................................       $ 98,211       $469,090
    Income taxes .................................          4,703             --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
   Conversion of Preferred Stock into
    Common Stock .................................       $522,088       $670,516
   Dividends payable on Series A
    Convertible Preferred Stock ..................         21,677         31,381
   Stock dividends paid on Series A
    Convertible Preferred Stock ..................          3,509          6,694
   Stock dividends paid on Redeemable
    Preferred Stock ..............................         71,409             --
   Reduction of note payable due to
    settlement of Storz claim ....................             --        400,000
   Reduction of royalties payable due
    to settlement of Storz claim .................             --         62,495
   Reduction of intangibles due to
    settlement of Storz claim ....................             --        223,210


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended November 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     On December 7, 1995, the Company sold its medical product line, which consisted primarily of wound care gauze dressings, to Tecnol Medical Products, Inc. ("Tecnol"), which resulted in the Company's elimination of the medical product line from its business operations approximately three months before the year ended February 29, 1996 ("Fiscal 1996"). Following this sale of assets, the Company implemented a restructuring plan involving a reduction of personnel, the reorganization of the sales department, and the consolidation of operating facilities. Therefore, the results for the nine months ended November 30, 1996 ("Nine Months Fiscal 1997") do not reflect the medical product line operations, whereas for the nine months ended November 30, 1995 ("Nine Months Fiscal 1996") the results of the medical product line operations are reflected. For the reason stated above, the results for the Nine Months Fiscal 1997 and the Nine Months Fiscal 1996 are not strictly comparable.

RESULTS OF OPERATIONS

Three months ended November 30, 1996
as Compared to Three months ended November 30, 1995

     Net sales for the three months ended November 30, 1996 ("Third Quarter Fiscal 1997") were $581,683, a 62.5% decrease from net sales of $1,549,326 for the three month period ended November 30, 1995 ("Third Quarter Fiscal 1996"). The net sales decrease during the Third Quarter Fiscal 1997 as compared to the Third Quarter Fiscal 1996 is the result of (i) a decrease of $939,182 in medical product sales which resulted from the sale of the Company's medical product line in December 1995; (ii) a decrease of $17,105 or 5.1% in surgical product sales from $333,072 to $315,967; and (iii) a decrease of $11,356 or 4.1% in electrotherapy product sales from $277,072 to $265,716. The net loss for the Third Quarter Fiscal 1997 was $359,194 as compared to net loss of $1,108 for the Third Quarter Fiscal 1996. The decrease in net income for the Third Quarter Fiscal 1997 as compared to the Third Quarter Fiscal 1996 is primarily due to the decrease in net sales and the corresponding decrease in gross profit coupled with a one time $160,000 expense related to the settlement of the litigation described below.

Nine months ended November 30, 1996
as Compared to Nine months ended November 30, 1995

     Net sales for the Nine Months Fiscal 1997 were $1,639,314, a 68.8% decrease from net sales of $5,250,269 for the Nine Months Fiscal 1996. The net sales decrease during the Nine Months Fiscal 1997 as compared to the Nine Months Fiscal 1996 is the result of (i) a decrease of $3,151,932 in medical product sales which resulted from the disposition of the Company's medical product line in December 1995; (ii) a decrease of $88,647 or 8.9% in surgical product sales from $995,157 to $906,510; and (iii) a decrease of $370,376 or 33.6% in electrotherapy product sales from $1,103,180 to $732,804. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion in July 1995 of a one year, non-cancelable $500,000 contract with Henley Healthcare ("Henley") in which the Company provided Henley with its Spectrum Max-SD TENS unit. During the Nine Months Fiscal 1996 the Company had approximately $282,000 in sales to Henley which were not repeated during the Nine Months Fiscal 1997. The Company intends to concentrate its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business. In that regard, on November 1, 1996 the Company entered into a non-binding letter of intent for the acquisition of substantially all of the operating assets of Orion Life Systems, Inc. and its wholly owned subsidiary, Orion Medical Products, Inc. ("Orion"). Based in Wheeling, Illinois, Orion specializes in contract manufacturing, packaging, and sterilization of medical devices and single-use procedure trays as well as manufacturing and marketing its own line of urological, respiratory, and I.V. therapy disposable products. See "Part II. Other Information. Item 6. Reports on Form 8-K."

     Gross profit was $953,493 or 58.2% of net sales for the Nine Months Fiscal 1997 as compared to $2,754,808 or 52.5% of net sales for the Nine Months Fiscal 1996. The increase in gross profit percentage is primarily due to the sale of the medical product line in December 1995. In general, the medical product line generated lower gross profits than the surgical and electrotherapy product lines. The decrease in gross profit is primarily due to the overall decrease in net sales resulting from the disposition of the medical product line.

     Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 1997 were $1,483,182, a 15.2% decrease from SG&A expenses of $1,748,450 for the Nine Months Fiscal 1996. The decrease in SG&A expenses for the Nine Months Fiscal 1997 as compared to the Nine Months Fiscal 1996 is primarily due to the overall decrease in operating expenses resulting from the sale of the medical product line. This decrease is despite an increase in legal expenses for the Nine Months Fiscal 1997 from approximately $93,000 for the Nine Months Fiscal 1996 to approximately $190,000 incurred in connection with the Company's various litigation proceedings. In addition, the Company has increased its sales and marketing efforts to broaden its customer base and target distributors for each of our product lines.

     Research and development ("R&D") expenses for the Nine Months Fiscal 1997 were $39,852, a 24% decrease from R&D expenses of $52,415 for the Nine Months Fiscal 1996. The decrease in R&D expenses for the Nine Months Fiscal 1997 as compared to the Nine Months Fiscal 1996 is primarily due to the elimination of the R&D efforts related to the medical product line. During the Nine Months Fiscal 1997 the R&D continues to be focused on the redesign of the Company's TENS units in an effort to increase the quality and reduce the cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for the Nine Months Fiscal 1997 were $177,826, a 60.7% decrease from D&A expenses of $452,321 for the Nine Months Fiscal 1996. During the Nine Months Fiscal 1997, D&A expenses decreased due to the elimination of the depreciation expense on the medical product line manufacturing equipment sold to Tecnol in December 1995. As a result of the sale of the medical product line, the Company's D&A expenses will be substantially reduced for the fiscal year ending February 28, 1997 ("Fiscal 1997").

     Settlement of litigation expenses for the Nine Months Fiscal 1997 were $855,712. On August 6, 1996 the Company settled three related civil actions involving disputes between the Company; Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer; and Gerald S. Kramer, a former officer and Chairman of the Company's Board of Directors which concerned Mr. Kramer's termination as an officer and director, disputes regarding his employment agreement and various monetary obligations between the parties. In addition, on November 26, 1996 the Company settled a civil action involving disputes between the Company; Reiner, the Company's Chairman, President and Chief Executive Officer; and Landino, a former Vice President of Sales of the Company and concerned Landino's resignation as an employee of the Company. The Company sued Landino for monies owed to the Company under a promissory note executed by Landino. Landino cross-complained against the Company alleging damages for wrongful termination. The Company's management believes that it would have ultimately prevailed in these lawsuits, but took the opportunity to settle the litigation before substantial additional legal fees and management time were expended.

     Net interest expense for the Nine Months Fiscal 1997 was $160,038, a 65.2% decrease from net interest expense of $459,263 for the Nine Months Fiscal 1996. The decrease in net interest expense is primarily due to the repayment of certain of its outstanding debt in December 1995 from the cash proceeds of the sale of the Company's medical product line. The repayment of debt in December 1995 should result in substantially reduced interest expenses in Fiscal 1997.

     As a result of the foregoing, the net loss for the Nine Months Fiscal 1997 was $1,767,820, a decrease of $1,810,179 from net income of $42,359 for the Nine Months Fiscal 1996. The decrease in net income for the Nine Months Fiscal 1997 as compared to the Nine Months Fiscal 1996 is primarily due to the decrease in net sales and the corresponding decrease in gross profit coupled with a one time $855,712 expense related to the settlement of the litigation described above and legal expenses in the approximate amount of $190,000 which were incurred in connection with the Company's various litigation proceedings.

     Primary loss per share was $.42 for the Nine Months Fiscal 1997 as compared to a primary loss per share of $-- for the Nine Months Fiscal 1996. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $.42 for the Nine Months Fiscal 1997 as compared to fully diluted loss of $-- per share for the Nine Months Fiscal 1996. The primary and fully diluted income per share computation for the Nine Months Fiscal 1997 reflect dividends on the Series A

Convertible Preferred Stock and on the Redeemable Preferred Stock which were paid in Common Stock during the Nine Months Fiscal 1997 and accrued dividends on the Series A Convertible Preferred Stock which were paid in Common Stock in December 1996.

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

     The Company's working capital at February 29, 1996 was $1,246,470 as compared to $1,095,216 at November 30, 1996. The Company's working capital position decreased by $151,254 primarily due to a decrease in inventories coupled with an increase in notes payable.

     On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to a subsidiary of Tecnol Medical Products, Inc., a medical products manufacturer headquartered in Fort Worth, Texas (the "Tecnol Sale"). The purchase price was $5,675,000, of which approximately $5,010,000 was paid in cash, with the balance being paid primarily in the form of a promissory note bearing interest at prime rate and due in September 1997 upon certain conditions being met. Since the Company could not determine if the conditions for payment of the $665,000 note would be met prior to September 1997, it established a reserve for the entire amount of the note receivable. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale.

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

     On March 11, 1996, FINOVA Capital Corporation ("FINOVA") provided the Company with a 36-month Revolving Line of Credit of up to $1,500,000 (the "Loan"). The Company agreed to pay FINOVA interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 4%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the Loan may be substantially less than $1,500,000. In addition, $450,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of November 30, 1996, the outstanding balance on the Loan was $847,798 and $35,000 in credit was available. The Loan is being used to provide working capital for current operations and growth.

     In July 1996, the Company borrowed $200,000 from Asset Factoring International, Inc. ("Asset Factoring"), a company controlled by Charles C. Johnston, a principal stockholder of the Company, evidenced by a promissory note bearing 12% interest per annum due in July 1997. The promissory note is subordinated to FINOVA and is personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued Asset Factoring a warrant to purchase up to 125,000 shares of its Common Stock exercisable at $.50 per share at any time until July 18, 1999. The Company also entered into a one year consulting agreement with Asset Factoring in which the Company is required to pay Asset Factoring $25,000 for one year of consulting services. On November 11, 1996, the Company borrowed $400,000 from Halstead LLC ("Halstead"), a company controlled by Charles C. Johnston, a principal stockholder of the Company, evidenced by a $600,000 promissory note bearing 12% interest per annum due in December 1997. The $600,000 promissory note was delivered to Halstead in consideration for the cancellation of a promissory note in the principal amount of $200,000 owing from the Company to Asset Factoring and the receipt by the Company of $400,000 from Halstead.

     On September 27, 1996, the Company was served with a complaint filed by Storz Instrument Company ("Storz") seeking to collect the remaining balance of $450,000 relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line. On November 27, 1996, the Company paid Storz $100,000 and entered into an agreement pursuant to which Storz would take no further action on its complaint in exchange for payment of $350,000, on or before April 15, 1997, together with all accrued interest thereon through the date of payment, plus $5,000 as a fixed sum for attorneys' fees. If payment is not made by April 15, 1997, a judgement will automatically be entered against the Company for the aforesaid amount.

     On November 19, 1996, the Company was served with a complaint filed by plaintiff, Robert M. Rubin ("Rubin") in connection with the Company's acquisition of Medical Designs, Inc. ("MDI") from Star Bank, N.A. of Cincinnati, Ohio ("Star Bank") in December 1992 through a bankruptcy proceeding initiated by MDI. The complaint alleges three causes of action against the Company: (i) breach of an alleged agreement with Rubin , as the assignee of the claims of MDI, to purchase the assets of MDI; (ii) conspiracy, or actions in concert, with Star Bank to induce the Company to breach the foregoing alleged agreement; and
(iii) breach of duty of good faith and fair dealing in connection with that alleged agreement. Rubin seeks damages to be proved at trial, which appear to be in excess of $50,000, and possibly as much as $4,000,000, based upon these claims. The Company intends vigorously to oppose the claims alleged in this lawsuit which it considers to have been filed in bad faith and to be baseless in law and fact. Trial counsel is also evaluating, and intends to assert, any available counterclaims or other sanctions, against Rubin in the matter for damages, or losses the Company may incur as the result of the filing of this suit.

     On or about November 20, 1996, Tecnol initiated against the Company an arbitration action before the American Arbitration Association in San Francisco, California ("AAA"). Tecnol asserted claims allegedly arising out of Tecnol's purchase of the Company's medical product line by Tecnol in December 1995 totaling $117,000. The Company believes that it is not liable for the majority these claims. On or about December 17, 1996, Tecnol supplemented its arbitration claim, with additional claims many of which did not specify an amount of damages, and others which collectively seek a dollar amount of damages which exceeds $250,000, bringing the total amount of Tecnol's specified claims to approximately $367,000. The Company believes these latter claims to be frivolous and without basis or merit. The Company further believes that they were asserted by Tecnol in bad faith primarily to excuse non-payment of the $665,000 promissory note from Tecnol to the Company which recently became due and payable. On January 6, 1997, the Company filed an answer and counterclaim for, among other things, damages to its New Jersey plant which it had subleased to Tecnol, as well as other claims in tort, contract and conversion. The Company believes that, except as otherwise noted above, Tecnol's claims are without merit, and intends vigorously to contest the same.

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

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The Company's future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and marketing capabilities. In order to continue its current level of operations, it will be necessary for the Company to obtain additional working capital, from either debt or equity sources. If the Company is unable to obtain such additional working capital, it may be necessary for the Company to restructure its operations to reduce its ongoing expenditures.

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the
"safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10KSB, Quarterly Reports on Form 10QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Part II. Other Information

Item 1. Legal Proceedings
          On September 27, 1996, the Company was served with a complaint filed by Storz Instrument Company ("Storz") entitled Storz Instrument Company v. Sparta Maxillofacial Products, Inc., et al., Docket No. 4-96-CV-01920-CDP, U.S. District Court in St. Louis, Missouri, seeking to collect the remaining balance of $450,000 relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line. On November 27, 1996, the Company paid Storz $100,000 and entered into an agreement pursuant to which Storz would take no further action on its complaint in exchange for payment of $350,000, on or before April 15, 1997, together with all accrued interest thereon through the date of payment, plus $5,000 as a fixed sum for attorneys' fees. If payment is not made by April 15, 1997, a judgement will automatically be entered against the Company for the aforesaid amount.

          On November 19, 1996, the Company was served with a complaint filed by plaintiff, Robert M. Rubin ("Rubin") entitled Robert M. Rubin v. Sparta Surgical Corporation, Case No. C2 96-988, United States
          District Court, Southern District of Ohio, Eastern Division. The complaint is in connection with the Company's acquisition of Medical Designs, Inc. ("MDI") from Star Bank, N.A. of Cincinnati, Ohio ("Star Bank") in December 1992 through a bankruptcy proceeding initiated by MDI. The complaint alleges three causes of action against the Company:
          (i) breach of an alleged agreement with Rubin , as the assignee of the claims of MDI, to purchase the assets of MDI; (ii) conspiracy, or actions in concert, with Star Bank to induce the Company to breach the foregoing alleged agreement; and (iii) breach of duty of good faith and fair dealing in connection with that alleged agreement. Rubin seeks damages to be proved at trial, which appear to be in excess of $50,000, and possibly as much as $4,000,000, based upon these claims. The Company intends vigorously to oppose the claims alleged in this lawsuit which it considers to have been filed in bad faith and to be baseless in law and fact. Trial counsel is also evaluating, and intends to assert, any available counterclaims or other sanctions, against Rubin in the matter for damages, or losses the Company may incur as the result of the filing of this suit.

          On or about November 20, 1996, Tecnol initiated against the Company an arbitration action before the American Arbitration Association in San Francisco, California ("AAA"), Case No. 74 Y 181 01129 96. Tecnol asserted claims allegedly arising out of Tecnol's purchase of the Company's medical product line by Tecnol in December 1995 totaling $117,000. The Company believes that it is not liable for the majority these claims. On or about December 17, 1996, Tecnol supplemented its arbitration claim, with additional claims many of which did not specify an amount of damages, and others which collectively seek a dollar amount of damages which exceeds $250,000, bringing the total amount of Tecnol's specified claims to approximately $367,000. The Company believes these latter claims to be frivolous and without basis or merit. The Company further believes that they were asserted by Tecnol in bad faith primarily to excuse non-payment of the $665,000 promissory note from Tecnol to the Company which recently became due and payable. On January 6, 1997, the Company filed an answer and counterclaim for, among other things, damages to its New Jersey plant which it had subleased to Tecnol, as well as other claims in tort, contract and conversion. The Company believes that, except as otherwise noted above, Tecnol's claims are without merit, and intends vigorously to contest the same.

          On November 26, 1996, the Company settled a civil action entitled Sparta Surgical Corporation v. John P. Landino ("Landino") and cross-complaint, Docket No. 752611-8, Superior Court of California, County of Alameda. This action involved disputes between the Company; Reiner, the Company's Chairman, President and Chief Executive Officer; and Landino, a former Vice President of Sales of the Company and concerned Landino's resignation as an employee of the Company. The Company sued Landino for monies owed to the Company under certain promissory note executed by Landino. Landino cross-complained against the Company alleging damages for wrongful termination. Under the settlement, the Company paid to Landino $35,000 and issued to him a promissory note in the amount of $125,000, payable monthly over three years. In addition, the parties exchanged general releases and the Company forgave approximately $12,000 in debts from Landino. The

          Company's management believes that it would have ultimately prevailed in the lawsuit, but took the opportunity to settle the litigation before substantial additional legal fees and management time were expended.

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits

          Computation of Primary Earnings Per Share (Page 14)
          Computation of Fully Diluted Earnings Per Share (Page 15)
          Exhibit 27 - Financial Data Schedule

     B.   Reports on Form 8-K

          The Company filed a Form 8-K dated November 8, 1996 to report that on November 1, 1996, the Company entered into a non-binding letter of intent for the acquisition of substantially all of the operating assets of Orion Life Systems, Inc. and its wholly owned subsidiary, Orion Medical Products, Inc. (collectively, "Orion"). The purchase price to be paid for the assets will be approximately $3 million consisting of $450,000 in cash, $100,000 in notes payable over five years, $550,000 in royalties payable as 1.5% of net sales, the assumption of approximately $1,100,000 in bank debt, and assumption of approximately $800,000 in other liabilities. The letter of intent also calls for the Company to issue earn-out shares of common stock to Orion's president upon Orion's meeting certain net sales and pre-tax profit goals during the fiscal years ending February 28, 1998 through February 28, 2001. The closing of the acquisition is subject to several conditions, including the determination by the Company that the results of its due diligence investigation of Orion's business and assets are satisfactory; approval of the Board of Directors of both companies; the execution of a mutually acceptable definitive purchase agreement; and completing the Company's financing. Based in Wheeling, Illinois, Orion specializes in contract manufacturing, packaging, and sterilization of medical devices and single-use procedure trays as well as manufacturing and marketing its own line of urological, respiratory, and I.V. therapy disposable products.



                                                     SPARTA SURGICAL CORPORATION
                                              COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                                          Three Months Ended                 Nine Months Ended
                                                                             November 30,                        November 30,
                                                                     ----------------------------     ----------------------------
                                                                         1996             1995             1996             1995
                                                                         ----             ----             ----             ----
Shares outstanding at beginning of period ......................       4,538,751        3,892,279        3,846,826        3,228,408

Shares issued during the period (weighted average) .............          23,271           69,074          549,714          551,600

Dilutive shares contingently issuable upon exercise of
options and warrants(weighted average) .........................              --               --               --               --

Less shares assumed to have been purchased for treasury
with assumed proceeds of stock warrants and options
(weighted average) .............................................              --               --               --               --

Less shares placed in escrow which are issuable only if
certain  income or stock price criteria are met
(weighted average) .............................................              --         (187,500)              --         (187,500)
                                                                     -----------      -----------      -----------      -----------
Total Primary Shares ...........................................       4,562,022        3,773,853        4,396,540        3,592,508
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Applicable to Common Stockholders ............     $  (362,703)     $    (6,947)     $(1,864,414)     $    (1,825)
                                                                     ===========      ===========      ===========      ===========
Net Income (Loss) Per Primary Share ............................     $      (.08)     $        --      $      (.42)     $        --
                                                                     ===========      ===========      ===========      ===========







                                                     SPARTA SURGICAL CORPORATION
                                           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                                           Three Months Ended                Nine Months Ended
                                                                               November 30,                     November 30,
                                                                      ----------------------------      ---------------------------
                                                                          1996             1995             1996            1995
                                                                          ----             ----             ----            ----
Shares outstanding at beginning of period .......................       4,538,751        3,892,279        3,846,826       3,228,408

Shares issued during the period (weighted average) ..............          23,271           69,074          549,714         706,223

Dilutive shares contingently issuable upon exercise of
options and warrants (weighted average) .........................              --               --               --              --

Less shares assumed to have been purchased for treasury
with assumed proceeds of stock warrants and options
(weighted average) ..............................................              --               --               --              --

Less shares placed in escrow which are issuable only if
certain income or stock prices are met, as they are
anti-dilutive (weighted average) ................................              --         (187,500)              --              --
                                                                      -----------      -----------      -----------      -----------
Total Fully Diluted Shares ......................................       4,562,022        3,773,853        4,396,540       3,934,631
                                                                      ===========      ===========      ===========      ===========
Net Income (Loss) Applicable To Common Stockholders .............     $  (362,703)     $    (6,947)     $(1,864,414)     $   (1,825)
                                                                      ===========      ===========      ===========      ===========
Net Income (Loss)per Fully Diluted Share ........................     $      (.27)     $        --      $      (.35)     $       --
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


January 14, 1997