Form 10KSB
period 1997-02-28
SPARTA SURGICAL CORP
filed 1997-05-29
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 28, 1997 or

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

           Securities registered pursuant to Section 12(g) of the Act:
                          $.002 Par Value Common Stock
                   $4.00 Par Value Redeemable Preferred Stock
         $4.00 Par Value Series A Convertible Redeemable Preferred Stock
         ---------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were $2,243,368.

     As of May 16, 1997, the market value of the Registrant's $.002 Par Value Common Stock and $4.00 Par Value Redeemable Convertible Preferred Stock excluding shares held by affiliates, was $983,712 based upon closing prices on Nasdaq of $1.38 per share of $.002 Par Value Common Stock and $.46 per share of $4.00 Par Value Redeemable Convertible Preferred Stock.

     As of May 16, 1997, 833,089 shares of the Registrant's Common Stock, 135,483 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Introduction

     The Company develops, manufactures, distributes and markets surgical specialty and electrotherapy products for the healthcare industry. The surgical specialty products group consists of (i) microsurgical hand-held instruments and accessories; (ii) critical care hospital disposable products; and (iii) oral maxillofacial plating systems. The electrotherapy products group consists of transcutaneous electrical nerve stimulators ("TENS") and related electrode products.

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

     (iii) Oral Maxillofacial Plating Systems. The Company markets an oral maxillofacial titanium plating ("OMF") product line which consists of plates, screws and instruments to repair bone fractures in the face and head by holding fracture ends in alignment while bone healing takes place. The OMF product line also includes instruments used to attach the plates to bone tissue. See "- Research and Development."

     Electrotherapy Products:

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

     On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol Medical Products, Inc., a medical products manufacturer headquartered in Fort Worth, Texas (the "Tecnol Sale") for $5,585,000 in cash and the elimination of $32,448 in certain other liabilities owed by the Company. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale. The Company used approximately $4,500,000 of the cash proceeds of the Tecnol Sale to repay outstanding debt and the balance was used to reduce trade payables and to pay costs associated with the sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     In November 1996, as subsequently amended, the Company entered into a non-binding letter of intent for the acquisition of substantially all of the assets of Orion Life Systems, Inc. ("Orion"). The purchase price to be paid for the assets will be approximately $2,850,000 consisting of $950,000 in cash and the assumption of liabilities not to exceed $1,900,000. The cash portion is to be paid through the issuance of a non-interest bearing promissory note of $100,000 and two promissory notes totalling $850,000 with interest at 8% per annum. The notes are payable at varying amounts over a four year period and contain an acceleration provision which provides that if a minimum $2,000,000 is raised through the sale of equity securities all $950,000 of the notes are then payable. The letter of intent also calls for the Company to issue earn-out shares of Common Stock to Orion's president upon Orion meeting certain net sales and pre-tax profit goals. The closing of the acquisition is subject to several conditions, including the determination by the Company that the results of its due diligence investigation of Orion's business and assets are satisfactory; approval of the Board of Directors of both companies; the execution of a mutually acceptable definitive purchase agreement; and completing the Company's financing. Orion specializes in contract manufacturing, packaging, and sterilization of medical devices and single-use procedure trays as well as manufacturing and marketing its own line of urological, respiratory, and intravenous therapy disposable products.

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

     The Company intends to expand its distribution networks by appointing other specialty surgical dealers and independent manufacturing representatives to promote and market the Company's products to hospitals, physicians and clinics. The expansion of the Company's product lines may also promote crossover sales by dealers in each product group, although there is no assurance that this cross-marketing strategy will be successful in increasing sales.

     With respect to its electrotherapy product line, the Company intends to continue to sell to durable medical equipment dealers, rather than end users, and to introduce new or improved products consistent with the results of its research and development programs.

Research and Development

         Approximately $52,661 and $42,404 was expended on Company-sponsored research and development ("R&D") for the years ended February 29, 1996 and

February 28, 1997, respectively. R&D continued to be focused on the redesign of the Company's TENS units in an effort to increase the quality and reduce the cost for the electrotherapy product line.

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

     The Company's sales network reaches most of the major markets in the United States along with a modest but expanding international market. In the United States there are numerous independent health care distributors of the Company's products that include Baxter Healthcare Corp., Abbey Medical, Inc., General
Medical Corp., Owens and Minor, Inc., DeRoyal Industries, Inc., Alabama Microsurgical Instruments, Stuart Medical, Inc., ABCO Dealers, Inc., TheraLabs, Inc., New England Surgical Corp., Henley Healthcare International, Inc., Apria Healthcare Co. and Therapeutic Trends, Inc. Through its various distributors and representatives, the Company's products are marketed to private and government hospitals, clinics, physicians and physical therapy/rehabilitation facilities.

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

     Under the terms of the Licensing Agreement, Davis & Geck granted the Company exclusive rights to use certain polymers in the APS. The Licensing Agreement grants the Company a ten-year exclusive license to certain intellectual property for the research, development and exploitation of any product developed within the oral maxillofacial field, including manufacturing and marketing of such products. During the term of the Licensing Agreement, the Company is required to pay to Davis & Geck a royalty of five percent of gross sales. Clinical trials in humans and pre-market approval by the FDA must be completed prior to marketing an APS product. To date no such clinical trials have been commenced. The Company has not yet commenced any R&D in order to bring this product to market. There can be no assurance that the Company will be successful in developing and manufacturing any such product.

Manufacturing and Distribution

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

     All  products  manufactured  for  the  Company  are  subject  to  demanding
specifications   and   processes   in  order  to  comply  with  the  FDA's  Good
Manufacturing Practices. See "- Government Regulation."

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

     In the surgical specialty market for microsurgical hand held instruments, the Company competes with Storz Instrument Company, a division of American Home Products Corporation, Pilling - Weck, Inc. and Katena Products, Inc. In the critical care hospital disposable products market, the Company's competitors include Baxter Healthcare Corp., Johnson & Johnson Patient Care, Inc., Abbott Laboratories, Inc., and Patterson Dental Co. as well as smaller domestic competitors. In the oral maxillofacial plating market, the Company competes with Howmedica, Inc., Synthes U.S.A. and Walter Lorenz Surgical Instruments. In the TENS market, the Company competes with numerous companies including Empi, Inc. and Staodyn, Inc.

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

Employees

     In addition to its three executive officers, as of May 16, 1997, the Company had nine full-time employees, including two employees involved in distribution; three sales and marketing employees; and four administrative employees. The Company believes that its relations with its employees are satisfactory. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases corporate and warehouse facilities in Pleasanton, California, and as a result of the sale of the medical product line in December 1995, it subleased (through December 1996) its manufacturing and warehouse facility in Hammonton, New Jersey to Tecnol New Jersey Wound Care Products, Inc. The associated remaining costs related to the Hammonton, NJ lease from January 1997 through its termination were accrued in December 1995 as a result of the sale of the medical product line. The following table sets forth certain information concerning the Company's three facilities:

                                  Square       Expiration of          Monthly
   Location                      Footage       Current Lease          Rental
   --------                      -------       -------------          ------
   Pleasanton, CA (1)             9,100            11/30/98           $8,882
   Hammonton, NJ                 41,500            05/31/00           $9,673
   Pleasanton, CA                 6,200            12/14/98           $3,968

----------
(1) Renewable for five years at the option of the Company.

     The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     On March 21, 1995, the Company commenced an offering (the "Offering") pursuant to a registration statement effective on that date on the Nasdaq SmallCap Market ("Nasdaq") Coleman and Company Securities, Inc. ("Coleman"). On the same date, approximately one hour after trading in the Units was initiated on Nasdaq, Nasdaq suspended the listing of the Units and Warrants and reported to the Company that it took such action because it believed that the Units and/or Warrants did not meet certain Nasdaq listing criteria. Promptly after the Nasdaq action, Coleman terminated the Underwriting Agreement with the Company, and all sales of the Units were rescinded. On March 22, 1995, Nasdaq determined that it would permit the Company to list the Units and Warrants and so advised the Company. Following Nasdaq's decision to list the Units and Warrants, the Company and Coleman attempted to resume the Offering on the same terms and conditions as indicated in the March 21, 1995 Registration Statement. On March 31, 1995, Coleman advised the Company that it would not resume the Offering and, accordingly, the Offering was terminated.

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

     On January 17, 1997, the Federal District Court for the Northern District of California (the "Court") granted a motion brought by the National Association of Securities Dealers, Inc. (the "NASD") to dismiss the Registrant's complaint in the action entitled Sparta Surgical Corporation v. NASD, et al., Case No. C95-3926MHP. On February 28, 1997, the Company filed a Notice of Appeal before the United States Court of Appeals for the Ninth Circuit. The Company's counsel has identified two primary issues for appeal: (i) the Court's earlier ruling that it had jurisdiction over the matter, which was reached by recasting the Company's claim as federal, rather than state causes of action; and (ii) the Court's granting of immunity to the NASD.

     On April 19, 1996, the Company was served with a complaint filed by Phyllis
C. Ballew ("Ballew"), a former employee of the Company entitled Phyllis C. Ballew v. Sparta Surgical Corporation; Thomas F. Reiner, Docket No. 766375-0, Superior Court of California, County of Alameda, alleging damages for wrongful termination. The Company regards these allegations entirely meritless and frivolous and is vigorously defending Ms. Ballew's complaint.

     On August 6, 1996, the Company settled three related civil actions entitled Sparta Surgical Corporation v. Gerald S. Kramer ("Kramer"), Docket No. 94-0372, Plymouth County Superior Court, Massachusetts; Gerald S. Kramer v. Sparta
Surgical Corporation and Thomas F. Reiner ("Reiner"), Civil Action No. 94-CO-6337T, United States District Court, Western District, New York; and Sparta Surgical Corporation v. Gerald S. Kramer, Docket No. 96-10716-RGS, United States District Court, Eastern District, Massachusetts. These actions involved disputes between the Company; Reiner, the Registrant's Chairman, President and Chief Executive Officer; and Kramer, a former officer and Chairman of the Company's Board of Directors and concerned Kramer's termination as an officer and director, disputes regarding his employment agreement and various monetary obligations between the parties.

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

     Under the settlement agreements discussed above, the Company paid to Kramer and Landino an aggregate amount of $297,500, and issued to Kramer and Landino an aggregate of $187,500 in promissory notes, payable monthly over five years. In addition, the parties exchanged general releases and the Company forgave approximately $370,712 in debts from Kramer and Landino. The Company's management believes that it would have ultimately prevailed in the above lawsuits, but took the opportunity to settle these actions before substantial additional legal fees and management time were expended.

     On September 27, 1996, the Company was served with a complaint filed by Storz Instrument Company ("Storz") entitled Storz Instrument Company v. Sparta Maxillofacial Products, Inc., et al., Docket No. 4-96-CV-01920-CDP, U.S. District Court in St. Louis, Missouri, seeking to collect the remaining balance of $450,000 relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line. On November 27, 1996, the Company paid Storz $100,000 and entered into an agreement pursuant to which Storz would take no further action on its complaint in exchange for payment of $350,000, on or before April 15, 1997, together with all accrued interest thereon through the date of payment, plus $5,000 as a fixed sum for attorneys' fees. On March 27, 1997, the Company repaid $120,000 to Storz against the $350,000 note payable, $5,000 as a fixed sum for attorneys' fees, and amended its November 27, 1996 agreement pursuant to which the Company is required to make monthly $10,000 payments to be applied to interest and principal, plus quarterly $10,000 forbearance payments, not to be applied to principal or interest. If these payments are not made, a judgement will automatically be executed against the Company for the balance of the note payable.

     On November 19, 1996, the Company was served with a complaint filed by plaintiff, Robert M. Rubin ("Rubin") entitled Robert M. Rubin v. Sparta Surgical Corporation, Case No. C2 96-988, United States District Court, Southern District of Ohio, Eastern Division and on an earlier date Rubin also commenced suit against Star Bank, N.A. of Cincinnati, Ohio ("Star Bank"). On May 19, 1997, the Company, Star Bank and Rubin agreed to consolidate the Rubin vs. Sparta Case and Rubin vs. Star Case, under case No. C2-96-541. The complaint is in connection with the Company's acquisition of Medical Designs, Inc. ("MDI") from Star Bank in December 1992 through a bankruptcy proceeding initiated by MDI. The complaint alleges three causes of action against the Company and Star: (i) breach of an alleged agreement with Rubin , as the assignee of the claims of MDI, to purchase the assets of MDI; (ii) conspiracy, or actions in concert, with Star Bank to induce the Company to breach the foregoing alleged agreement; and (iii) breach of duty of good faith and fair dealing in connection with that alleged agreement. Rubin seeks damages to be proved at trial, which appear to be in excess of $50,000, and possibly as much as $4,000,000, based upon these claims. The Company and Star Bank intend to vigorously oppose the claims alleged in this lawsuit which it considers to be baseless in law and fact. Trial counsel is also evaluating, and intends to assert, any available counterclaims or other sanctions, against Rubin in the matter for damages, or losses the Company may incur as the result of the filing of this suit.

     On or about November 20, 1996, Tecnol Medical Products, Inc. ("Tecnol") initiated an arbitration action against the Company before the American Arbitration Association in San Francisco, California ("AAA"), Case No. 74 Y 181 01129 96. Tecnol asserted claims allegedly arising out of Tecnol's purchase of the Company's medical product line in December 1995. On March 12, 1997, the Company settled the arbitration action initiated by Tecnol. Under the settlement agreement Tecnol paid the Company $575,000 and eliminated $32,448 in certain other liabilities owed by the Company in consideration for the cancellation by the Company of a $665,000 note due from Tecnol and the dismissal with prejudice of the arbitration action by both parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     A Special Meeting of Stockholders was held on March 27, 1997 in which shareholders of the Company approved all three matters voted upon at the meeting. The matters voted upon and the number of votes cast for, against, abstain and non-votes as to each such matter follows:

1. A reverse split of the Company's Common Stock on the basis of one share for six shares outstanding.
2. A reduction in the number of authorized shares of Common Stock from 30,000,000 shares to 8,000,000 shares.

3. A reduction in the number of authorized shares of Preferred Stock from 5,000,000 shares to 750,000 shares.

        Proposal No.          For          Against      Abstain       Non-votes
        ------------          ---          -------      -------       ---------
             1              616,802        37,579         1,223       162,206
             2              621,330        31,849         2,424       162,206
             3              227,411        26,198         5,169       559,031

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock has traded on Nasdaq under the symbol "SPSG" since January 31, 1991 and on the Boston Stock Exchange under the symbol "SSG" since March 10, 1992.

     All share information and per share data throughout this report has been retroactively adjusted for all periods presented to reflect a one share for six shares reverse stock split approved by the Company's stockholders in March 1997.

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by Nasdaq but do not include retail markup, markdown or commissions.

                                                             Price
                                                             -----
      By Quarter Ended:                             High              Low
      -----------------                             ----              ---
      Fiscal 1998
          May 31, 1997                             $ 2.25           $ 1.31
                  (through May 16, 1997)
      Fiscal 1997
          May 31, 1996                              10.88             2.44
          August 31, 1996                            5.81             3.00
          November 30, 1996                          4.69             2.63
          February 28, 1997                          3.00             1.69
      Fiscal 1996
          May 31, 1995                               7.32             4.50
          August 31, 1995                            5.28             3.00
          November 30, 1995                          4.86             1.69
          February 29, 1996                          3.96             1.69

     As of May 16, 1997, the Company estimates it had approximately 500 record holders.

     As of May 16, 1997, the authorized capital stock of the Company consisted of 8,000,000 shares of Common Stock, $.002 par value, and 750,000 shares of Preferred Stock, $4.00 par value. Shares of Preferred Stock in addition to the 1994 Preferred Stock and the 1992 Preferred Stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors of the Company, except that so long as any 1992 Preferred Stock or 1994 Preferred Stock is outstanding, the Company may not issue any series of stock having rights senior to either class of Preferred Stock without the approval of holders of at least 50% of the outstanding shares of such classes of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

Common Stock

     At May 16, 1997, there were 833,089 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to the prior rights of holders of preferred stock and the Company's contractual restrictions against the payment of dividends on Common Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock.

     Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and nonassessable.

Series A Convertible Redeemable Preferred Stock

     The Company issued 165,000 shares of $4.00 par value Series A Convertible Preferred Stock ("1994 Preferred Stock") convertible into 137,500 shares of Common Stock in connection with the 1994 Offering. At May 16, 1997, there were 28,068 shares of 1994 Preferred Stock outstanding convertible into 23,390 shares of Common Stock. A summary of the 1994 Preferred Stock follows.

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

     Redemption. The 1994 Preferred Stock is redeemable for cash, in whole or in part, at any time, at the option of the Company, at $10.00 per share plus any accrued and unpaid dividends, whether or not declared. Notice of redemption must be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of 1994 Preferred Stock to be redeemed at the holder's address shown on the stock transfer books of the Company. After the redemption date, unless there shall have been a default in payment of the redemption price, dividends will cease to accrue on the shares of 1994 Preferred Stock called for redemption, and all rights of the holders of such 1994 Preferred Stock will terminate except the right to receive the redemption price without interest.

     If at any time the closing price for the 1994 Preferred Stock, as quoted on Nasdaq or any national securities exchange, exceeds $14.00 per share for ten consecutive trading days, then the 1994 Preferred Stock will be automatically converted into Common Stock at the Conversion Rate described below. Additionally, the holder of any shares of Preferred Stock will have the right, at the holder's option, to convert any or all such shares into Common Stock at the rate of .833 shares of Common Stock for each share of 1994 Preferred Stock. The Conversion Price is subject to adjustment for stock splits, reverse stock splits and other similar capitalizations, although the 1994 Preferred Stock does not contain provisions protecting against dilution resulting from the sale of Common Stock at a price below the Conversion Price or the current market price of the Company's securities.

     Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of 1994 Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of Common Stock or any series or class of the Company's stock hereafter issued that ranks junior as to liquidation rights to the 1994 Preferred Stock, but the holders of the shares of the 1994 Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of the Company's stock previously or hereafter issued that ranks senior as to liquidation rights to the 1994 Preferred Stock has been paid in full. An aggregate of 135,483 shares of 1992 Preferred Stock (representing $541,932 of face value) carries liquidation rights senior to the 1994 Preferred Stock.

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

     Each 1994 Warrant represents the right to purchase one sixth of one share of Common Stock at an initial exercise price of $3.00 per each one sixth share of Common Stock until July 12, 1999. The exercise price and the number of shares issuable upon exercise of the 1994 Warrants are subject to adjustment in certain events, to the extent that such events occur after the effective date of the 1994 Warrant Agreement, including the issuance of Common Stock as a dividend on shares of Common Stock, subdivisions or combinations of the Common Stock or similar events. The 1994 Warrants do not contain provisions protecting against dilution resulting from the sale of additional shares of Common Stock for less than the exercise price of the 1994 Warrants or the current market price of the Company's securities.

     The 1994 Warrants are exercisable during the period ending July 12, 1999 unless earlier redeemed. The outstanding 1994 Warrants are redeemable, in whole or in part, at the option of the Company, upon 30 days' written notice, at $.05 per 1994 Warrant. If any 1994 Warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder will be entitled only to the redemption price.

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

Redeemable Convertible Preferred Stock

     At May 16, 1997, there were 135,483 shares of $4.00 par value Redeemable Convertible Preferred Stock ("1992 Preferred Stock") outstanding convertible into 45,161 shares of Common Stock which were issued in connection with the 1992 Offering. A summary of the 1992 Preferred Stock follows.

     Dividend Rights. Holders of the 1992 Preferred Stock are entitled to receive, in each fiscal year in which the Company attains net income after taxes, as defined below, from funds legally available therefor, non-cumulative dividends at the annual rate of $.40 per share, payable within 120 days of the end of the Company's fiscal year. The dividends are payable in cash for each fiscal year in which the Company has net income (excluding any items of non-cash extraordinary income) after taxes of at least $650,000, and, if net income is less than that amount, in cash, Common Stock or a combination of cash and Common Stock, to be determined at the election of the Company. The Common Stock, if any, payable as the 1992 Preferred Stock dividend will be valued at the average closing bid price for the Common Stock during the 30 business days prior to the dividend payment date as reported by Nasdaq, and will be registered and free trading securities. As used herein, "net income after taxes" means net income (inclusive of extraordinary gains and losses) after payment of federal and state corporate income taxes as determined by the Company's independent accountants in accordance with generally accepted accounting principles applied on a consistent basis. Dividends are non-cumulative and will be payable to holders of record on such record dates as shall be fixed by the Board of Directors of the Company. Dividends payable for any period less than a full year will be computed on the basis of a 360-day year with equal months of 30 days. The Company paid a $.40 per share dividend in Common Stock for the fiscal years ended February 28, 1994 and February 29, 1996, but did not pay a dividend for the fiscal year ended February 28, 1995. The Company does not anticipate it will pay a dividend for the fiscal year ended February 28, 1997.

     Redemption. The Company may, with the consent of the Underwriter of the 1992 Offering, at any time, redeem the shares of 1992 Preferred Stock for $4.00 per share, in whole or in part, upon written notice mailed to each holder of record of shares to be redeemed. Such notice must be given not more than 60 days and not less than 30 days prior to the redemption date. The Company may also redeem the shares of 1992 Preferred Stock without such Underwriter's consent at the same price per share if the closing bid price (as reported by Nasdaq) of the Common Stock shall have averaged in excess of $252.00 per share (subject to equitable adjustment for stock splits, reverse stock splits and similar recapitalizations) for at least 30 consecutive trading days ending within five days prior to the date notice of redemption is given.

     Conversion Rights. Each share of 1992 Preferred Stock is convertible at the option of the holder into .333 shares of Common Stock of the Company. The shares of Common Stock issued upon conversion of the 1992 Preferred Stock will be free trading securities and will be fully paid and non-assessable if the Company has a current registration statement on file with the Commission covering the underlying shares at the time of conversion.

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

     Voting Rights. Each share of 1992 Preferred Stock votes the equivalent of .333 shares of Common Stock as a single class on all matters except that the written consent or affirmative vote of the holders of a majority of the outstanding shares of 1992 Preferred Stock is required to approve any proposed amendment to the Company's Certificate of Incorporation or certificate of designation of the 1992 Preferred Stock that would increase or decrease the aggregate number of authorized shares of the 1992 Preferred Stock, increase or decrease the par value of the 1992 Preferred Stock, or alter or change the powers, preferences, or special rights of the shares of the 1992 Preferred Stock so as to affect them adversely.

Common Stock Purchase Warrants

     In connection with the 1992 Offering, the Company issued 2,573,664 Common Stock Purchase Warrants (the "1992 Warrants") exercisable into 428,944 shares of Common Stock. The 1992 Warrants expired on March 10, 1997.

1992 and 1994 Representative's Warrants and Other Warrants

     In connection with the 1992 Offering, the Company issued to its Underwriter, Thomas James Associates, Inc., a warrant to purchase 57,500 Units of its securities until March 10, 1997 at $11.20 per Unit. Each Unit consisted of two shares of 1992 Preferred Stock and four 1992 Warrants. The warrant expired on March 10, 1997.

     In connection with the 1994 Offering, the Company issued to its underwriter, Paulson Investment Company, Inc., a warrant to purchase 16,500 Units of its securities at any time from July 12, 1995 until July 12, 1999 at $12.00 per Unit. Each Unit consists of one share of 1994 Preferred Stock and four 1994 Warrants.

     At May 16, 1997, the Company had outstanding 536,831 other Common Stock purchase warrants and options, convertible into an equal number of shares of Common Stock.

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

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Introduction

     On December 7, 1995, the Company sold its medical product line, which consisted primarily of wound care gauze dressings, to Tecnol Medical Products, Inc. ("Tecnol"), which resulted in the Company's elimination of the medical product line from its business operations approximately three months before the year ended February 29, 1996 ("Fiscal 1996"). Following this sale of assets, the Company implemented a restructuring plan involving a reduction of personnel, the reorganization of the sales department, and the consolidation of operating facilities. Therefore, the results for the year ended February 28, 1997 ("Fiscal 1997") do not reflect the medical product line operations, whereas for Fiscal 1996 the results of the medical product line operations are reflected. For the reason stated above, the results for Fiscal 1997 and Fiscal 1996 are not strictly comparable.

Year ended February 28, 1997 as Compared to Year ended February 29, 1996

     Net sales for Fiscal 1997 were $2,243,368, a decrease of 61.1% from net sales of $5,759,107 for Fiscal 1996. The decrease in net sales during Fiscal 1997 as compared to Fiscal 1996 is the result of (i) a decrease of $3,167,442 in medical product sales which resulted from the disposition of the Company's medical product line in December 1995; (ii) a decrease of $45,215 or 3.6% in surgical product sales from $1,263,797 to $1,218,582; and (iii) a decrease of $303,081 or 22.8% in electrotherapy product sales from $1,327,868 to $1,024,787. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion in July 1995 of a one year, non-cancelable $500,000 contract with Henley Healthcare ("Henley") in which the Company provided Henley with its Spectrum Max-SD TENS unit. During Fiscal 1996 the Company had approximately $282,000 in sales to Henley through the completion of the contract. During the fourth quarter Fiscal 1997 and the First Quarter Fiscal 1998, the Company received two non-cancelable purchase orders from Henley in the approximate aggregate amount of $300,000. During Fiscal 1997 the Company had approximately $100,000 in sales to Henley. The Company anticipates that it will receive additional purchase orders from Henley for the fiscal year ending February 28, 1998.

     The Company  intends to continue to  concentrate  its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business. In that regard, on November 1, 1996 the Company entered into a non-binding letter of intent for the acquisition of substantially all of the operating assets of Orion Life Systems, Inc. and its wholly owned subsidiary, Orion Medical Products, Inc. ("Orion"). Based in Wheeling, Illinois, Orion specializes in contract manufacturing, packaging, and sterilization of medical devices and single-use procedure trays as well as manufacturing and marketing its own line of urological, respiratory, and I.V. therapy disposable products.

     Gross profit was $1,013,678 or 45.2% of net sales for Fiscal 1997 as compared to $2,493,204 or 43.3% of net sales for Fiscal 1996. During Fiscal 1997 the Company established a $275,000 reserve for slow moving inventory which lowered the gross profit percentage. The increase in gross profit percentage is primarily due to the sale of the medical product line in December 1995. In general, the medical product line generated lower gross profits than the surgical and electrotherapy product lines.

     Selling, general and administrative ("SG&A") expenses for Fiscal 1997 were $2,045,878, a 28.1% decrease from SG&A expenses of $2,844,005 for Fiscal 1996. The decrease in SG&A expenses for Fiscal 1997 as compared to Fiscal 1996 is primarily due to the overall decrease in operating expenses resulting from the sale of the medical product line. This decrease is despite an increase in legal expenses for Fiscal 1997 from approximately $160,000 for Fiscal 1996 to approximately $200,000 incurred in connection with the Company's various litigation proceedings. In addition, the Company has increased its sales and marketing efforts to broaden its customer base and target distributors for each of our product lines.

     Research and development ("R&D") expenses for Fiscal 1997 were $42,404, a 19.5% decrease from R&D expenses of $52,661 for Fiscal 1996. The decrease in R&D expenses for Fiscal 1997 as compared to Fiscal 1996 is primarily due to the elimination of the R&D efforts related to the medical product line. During Fiscal 1997 the R&D continued to be focused on the redesign of the Company's TENS units in an effort to increase the quality and reduce the cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for Fiscal 1997 were $239,027, a 51.9% decrease from D&A expenses of $496,834 for Fiscal 1996. During Fiscal 1997, D&A expenses decreased due to the elimination of the depreciation expense on the medical product line manufacturing equipment sold to Tecnol in December 1995.

     Settlement of litigation expenses for Fiscal 1997 were $855,712. On August 6, 1996 the Company settled three related civil actions involving disputes between the Company; Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer; and Gerald S. Kramer, a former officer and Chairman of the Company's Board of Directors. In addition, on November 26, 1996 the Company settled a civil action involving disputes between the Company; Mr. Reiner; and Landino, a former Vice President of Sales of the Company. Under the settlement agreements discussed above, the Company paid to Kramer and Landino an aggregate amount of $297,500, and issued to Kramer and Landino an aggregate of $187,500 in promissory notes, payable monthly over five years. In addition, the parties exchanged general releases and the Company forgave approximately $370,712 in debts from Kramer and Landino. The Company's management believes that it would have ultimately prevailed in the above lawsuits, but took the opportunity to settle these actions before substantial additional legal fees and management time were expended. See "Legal Proceedings."

     The gain on sale of the wound care product line for Fiscal 1997 was $607,448. On March 12, 1997, the Company settled the arbitration action initiated by Tecnol arising out of Tecnol's purchase of the Company's medical product line in December 1995. Under the settlement agreement Tecnol paid the Company $575,000 and eliminated $32,448 in certain other liabilities owed by the Company in consideration for the cancellation by the Company of the $665,000 note due from Tecnol. The $665,000 note was to become payable upon certain conditions being met, however since the Company could not determine if the conditions for payment of the note would be met, it established a reserve for the entire amount of the note. Accordingly, upon settlement the Company eliminated the related reserve and took the net proceeds into income. See "- Liquidity and Capital Resources."

     Net interest expense for Fiscal 1997 was $374,970, a 21.8% decrease from net interest expense of $479,381 for Fiscal 1996. The decrease in net interest expense is primarily due to the repayment of certain of the Company's outstanding debt in December 1995 from the cash proceeds of the sale of the Company's medical product line partially offset by $140,000 in accrued interest under a $600,000 note. See " - Liquidity and Capital Resources"

     As a result of the foregoing, the net loss for Fiscal 1997 was $1,905,230, a decrease of $2,510,384 from net income of $605,154 for Fiscal 1996. The decrease in net income for Fiscal 1997 as compared to Fiscal 1996 is primarily due to the decrease in net sales and the corresponding decrease in gross profit coupled with a one time $855,712 expense related to the settlement of the litigation described above. In addition, during Fiscal 1996 the Company recorded a gain in the amount of $1,984,831 as compared to $607,448 for Fiscal 1997.

     Primary loss per share was $2.73 for Fiscal 1997 as compared to primary income per share of $.88 for Fiscal 1996. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $2.73 for Fiscal 1997 as compared to fully diluted income per share of $.84 for Fiscal 1996. The primary and fully diluted income or loss per share computation reflects dividends paid or accrued on the Series A Convertible Preferred Stock.

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

     Gain on sale of the wound care product line for Fiscal 1996 was $1,984,831, which represents the net of the sales price reduced by various costs and expenses of the transaction. The sales price was approximately $5,675,000 of which approximately $5,010,000 was paid in cash, with the balance being paid in the form of a promissory note bearing interest at the prime rate and due in September 1997 upon certain conditions being met. The assets sold consisted of wound care inventory, equipment and various other assets. Since the Company could not determine if the conditions for payment of the note receivable would be met prior to September 1997 it established a reserve for the entire amount of the note receivable. In addition, the Company recorded $600,000 of accrued liabilities as of February 29, 1996 which relate to lease termination costs, moving costs and various other expenditures relating to the sale. The $600,000 of accrued liabilities were recorded as a reduction of the gain on the sale of the wound care product line. See "- Liquidity and Capital Resources."

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

     As of February 28, 1997, the Company had net operating loss carry forwards of approximately $6,500,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2011.

     The Company's working capital at February 28, 1997 was $1,066,176 as compared to $1,246,470 at February 29, 1996. The Company's working capital position decreased by $180,294 primarily due to a decrease in inventories coupled with an increase in notes payable.

     On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol for $5,585,000 in cash and the elimination of $32,448 in certain other liabilities owed by the Company. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale.

     On March 11, 1996, FINOVA Capital Corporation ("FINOVA") provided the Company with a 36-month Revolving Line of Credit of up to $1,500,000 (the "Loan"). The Company agreed to pay FINOVA interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 4%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the Loan may be substantially less than $1,500,000. In addition, $450,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of February 28, 1997, the outstanding balance on the Loan was $923,405 and approximately $10,000 in credit was available. The Loan is being used to provide working capital for current operations.

     In July 1996, the Company borrowed $200,000 from Asset Factoring, evidenced by a promissory note bearing 12% interest per annum due in July 1997. The promissory note was subordinated to FINOVA and was personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued Asset Factoring a warrant to purchase up to 20,834 shares of its Common Stock exercisable at $3.00 per share at any time until July 18, 1999. The Company also entered into a one year consulting agreement with Asset Factoring in which the Company paid Asset Factoring $25,000 for one year of consulting services. On November 11, 1996, the Company borrowed $400,000 from Halstead LLC ("Halstead"), a company controlled by Charles C. Johnston, evidenced by a $600,000 promissory note due on the earlier of (a) the receipt of $1,500,000 from the sale of the Company's equity securities; (b) the payment of the note receivable from Tecnol; or (c) December 1997. Interest of $150,000 is due at maturity less $10,000 if the entire balance is paid in full by July 1, 1997. The $600,000 promissory note was delivered to Halstead in consideration for the cancellation of a promissory note in the principal amount of $200,000 owing from the Company to Asset Factoring and the receipt by the Company of $400,000 from Halstead. See " Certain Transactions."

     On March 19, 1997, the Company repaid $575,000 against the amount of $740,000 in principal and accrued interest owing under the $600,000 promissory note issued to Halstead. This amount was required to be paid by the Company upon the Company's negotiated settlement with Tecnol, the settlement resulted in Tecnol paying the Company $575,000. On that same date, the Company issued Halstead a promissory note in the principal amount of $165,000 bearing 12% interest per annum due December 1997. The $165,000 promissory note represents the remaining principal amount owed of $25,000 plus the $140,000 in accrued interest under the $600,000 note. The promissory note is subordinated to FINOVA, the Company's primary lender, and is personally guaranteed by Mr. Reiner. See "Certain Transactions."

     On September 27, 1996, the Company was served with a complaint filed by Storz Instrument Company ("Storz") entitled Storz Instrument Company v. Sparta Maxillofacial Products, Inc., et al., Docket No. 4-96-CV-01920-CDP, U.S. District Court in St. Louis, Missouri, seeking to collect the remaining balance of $450,000 relating to a $1,050,000 note payable in connection with the Company's acquisition of certain assets of Storz' Oral Maxillofacial product line. On November 27, 1996, the Company paid Storz $100,000 and entered into an agreement pursuant to which Storz would take no further action on its complaint in exchange for payment of $350,000, on or before April 15, 1997, together with all accrued interest thereon through the date of payment, plus $5,000 as a fixed sum for attorneys' fees. On March 27, 1997, the Company repaid $120,000 to Storz against the $350,000 note payable, $5,000 as a fixed sum for attorneys' fees, and amended its November 27, 1996 agreement pursuant to which the Company is required to make monthly payments of $10,000 to be applied to interest and principal, plus quarterly $10,000 forbearance payments, not to be applied to principal or interest. If these payments are not made, a judgement will automatically be executed against the Company for the balance of the note payable. See "Legal Proceedings."

     On or about November 20, 1996, Tecnol initiated an arbitration action against the Company before the American Arbitration Association in San Francisco, California ("AAA"), Case No. 74 Y 181 01129 96. Tecnol asserted claims allegedly arising out of Tecnol's purchase of the Company's medical product line in December 1995. On March 12, 1997, the Company settled the arbitration action initiated by Tecnol. Under the settlement agreement Tecnol paid the Company $575,000 in consideration for the cancellation by the Company of a $665,000 note due from Tecnol and the dismissal with prejudice of the arbitration action by both parties. See "Legal Proceedings."

     In February 1997, the Company entered into a letter of intent with an Investment Banker to raise up to $7,000,000 through a private placement of the Company's preferred stock. Upon completion, the Company intends on using these funds for business opportunities and working capital.

     In April 1997, the Company entered into a debt repayment agreement with Mr. Reiner. The amounts owed by Mr. Reiner will be repaid at varying amounts through April 2004. The repayments will be made by deducting the amounts from Mr. Reiner's payroll checks. In addition, all amounts owed by Mr. Reiner are extended to April 2004 and no interest will be charged on the notes owed by Mr. Reiner and the Company will reimburse Mr. Reiner for certain income tax related considerations. Due to the long-term nature of the notes and accounts receivable from Mr. Reiner, they are reflected as a reduction of stockholders' equity in the financial statements. See "Certain Transactions."

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

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the
"safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

See page F-1

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
Financial Statements
  Independent Auditors' Report ...........................................   F-2

  Consolidated Balance Sheet as of February 28, 1997 .....................   F-3

  Consolidated Statements of Operations for the years
   ended February 28, 1997 and 1996 ......................................   F-5

  Consolidated Statements of Changes in Stockholders'
   Equity for the years ended February 28, 1997 and 1996 .................   F-6

  Consolidated Statements of Cash Flows for the years
   ended February 28, 1997 and 1996 ......................................   F-7

  Notes to Consolidated Financial Statements .............................   F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sparta Surgical Corporation


We have audited the accompanying consolidated balance sheet of Sparta Surgical Corporation and Subsidiary as of February 28, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Surgical
Corporation and Subsidiary as of February 28, 1997 and the results of its operations and its cash flows for the years ended February 28, 1997 and 1996 in conformity with generally accepted accounting principles.

                                                    Angell & Deering

                                                    Angell & Deering
                                                    Certified Public Accountants

Denver, Colorado
April 25, 1997

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1997


                                     ASSETS
                                     ------

Current Assets:
  Cash ..................................................           $        --
  Accounts receivable - trade,
   net of allowance for doubtful
   accounts of $30,381 ..................................               321,677
  Inventories ...........................................             2,260,459
  Notes receivable ......................................               578,399
  Prepaid expenses and other ............................                42,270
                                                                    -----------

     Total Current Assets ...............................             3,202,805
                                                                    -----------

Property and Equipment, at cost:
  Machinery and equipment ...............................                57,325
  Other equipment .......................................               429,072
  Leasehold improvements ................................                15,733
                                                                    -----------
                                                                        502,130
  Less accumulated depreciation .........................              (248,318)
                                                                    -----------

     Net Property and Equipment .........................               253,812
                                                                    -----------
Other Assets:
  Intangible assets, net of
   accumulated amortization .............................               753,871
  Deposits and other ....................................                98,930
                                                                    -----------

     Total Other Assets .................................               852,801
                                                                    -----------

     Total Assets .......................................           $ 4,309,418
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable - trade ..................................       $   718,698
  Accrued expenses:
   Payroll taxes and wages ..................................            87,478
   Interest .................................................           165,051
   Other ....................................................           187,173
  Dividends payable .........................................            17,543
  Notes payable .............................................           600,000
  Accrued royalty payments ..................................            46,715
  Current portion of long-term debt .........................           313,971
                                                                    -----------

     Total Current Liabilities ..............................         2,136,629
                                                                    -----------

Long-Term Debt, net of current portion above:
  Obligations under capital leases ..........................           118,048
  Financial institutions and other ..........................         1,455,494
  Less current portion above ................................          (313,971)
                                                                    -----------

     Total Long-Term Debt ...................................         1,259,571
                                                                    -----------

Other liabilities ...........................................           305,861
                                                                    -----------

Commitments and contingencies ...............................                --

Stockholders' Equity:
  Preferred stock: $4.00 par value,
   750,000 shares authorized;
    Non-cumulative Convertible
     Redeemable Preferred Stock:
     $4.00 par value, 165,000
     shares authorized, 160,678
     shares issued and outstanding ..........................           642,712
    Series A Cumulative Convertible
     Preferred Stock:  $4.00 par value,
     30,000 shares authorized, 28,068
     shares issued and outstanding ..........................           112,272
  Common stock: $.002 par value,
   8,000,000 shares authorized, 764,249
   shares issued and outstanding ............................             1,528
  Additional paid in capital ................................         7,926,461
  Accumulated deficit .......................................        (7,506,254)
                                                                    -----------
                                                                      1,176,719
  Receivables from officer ..................................          (569,362)
                                                                    -----------

     Total Stockholders' Equity .............................           607,357
                                                                    -----------

     Total Liabilities and Stockholders' Equity .............       $ 4,309,418
                                                                    ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED FEBRUARY 28, 1997 AND 1996


                                                       1997             1996
                                                       ----             ----

Net sales ....................................     $ 2,243,368      $ 5,759,107
Cost of sales ................................       1,229,690        3,265,903
                                                   -----------      -----------

     Gross Profit ............................       1,013,678        2,493,204

Selling, general and
 administrative expenses .....................       2,045,878        2,844,005
Research and development expense .............          42,404           52,661
Depreciation and amortization ................         239,027          496,834
Litigation settlements .......................         855,712               --
                                                   -----------      -----------

     Income (Loss) From Operations ...........      (2,169,343)        (900,296)
                                                   -----------      -----------

Other Income (Expense):
  Interest and other income ..................          13,798           17,554
  Interest expense ...........................        (388,768)        (496,935)
  Gain on sale of wound care product
   line ......................................         607,448        1,984,831
  Gain on disposal of assets .................          38,139               --
                                                   -----------      -----------

     Total Other Income (Expense) ............         270,617        1,505,450
                                                   -----------      -----------

Income (Loss) Before Provision For
 Income Taxes ................................      (1,898,726)         605,154
Provision for income taxes ...................           6,504               --
                                                   -----------      -----------

Net Income (Loss) ............................      (1,905,230)         605,154
Preferred stock dividends ....................        (114,135)         (72,253)
                                                   -----------      -----------

Net Income (Loss) Applicable
 To Common Shareholders ......................     $(2,019,365)     $   532,901
                                                   ===========      ===========

Net Income (Loss) Per Share of
 Common Stock:
  Primary:
   Weighted average number of
    common shares outstanding ................         740,702          608,223
                                                   ===========      ===========

   Net Income (Loss) .........................     $     (2.73)     $       .88
                                                   ===========      ===========

  Fully diluted:
   Weighted average number of
    common shares outstanding ................         740,702          632,090
                                                   ===========      ===========

   Net Income (Loss) .........................     $     (2.73)     $       .84
                                                   ===========      ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.



                                             SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Series A Cumulative
                                           Redeemable             Redeemable
                                         Preferred Stock        Preferred Stock         Common Stock       Additional
                                         ---------------        ---------------         ------------         Paid in     Accumulated
                                        Shares     Amount      Shares      Amount     Shares     Amount      Capital       Deficit
                                        ------     ------      ------      ------     ------     ------      -------       -------
Balance at February 28, 1995 ......   364,167   $ 1,456,668    136,310   $ 545,240    538,068   $ 1,076   $ 6,308,450   $(6,019,790)

Series A preferred stock
 dividends paid in common
 stock ............................        --            --         --          --     28,717        58       129,320       (44,184)

Conversion of preferred stock
 into common stock ................   (88,309)     (353,236)   (91,400)   (365,600)   105,603       211       718,625            --

Conversion of notes payable
 into common stock and note
 receivable received for
 purchase of common stock .........        --            --         --          --    793,640     1,587     1,807,913            --

Purchase of common stock for
 cash and cancellation of
 note receivable ..................        --            --         --          --   (793,640)   (1,587)   (1,807,913)           --

Cancellation of common stock
 held in escrow ...................        --            --         --          --    (31,250)      (63)           63            --

Dividends accrued on Series
 A preferred stock ................        --            --         --          --         --        --            --       (28,069)

Net income ........................        --            --         --          --         --        --            --       605,154
                                     --------   -----------   --------   ---------   --------   -------   -----------   -----------

Balance at February 28, 1996 ......   275,858     1,103,432     44,910     179,640    641,138     1,282     7,156,458    (5,486,889)

Series A preferred stock
 dividends paid in common
 stock ............................        --            --         --          --     15,830        32        53,220       (25,183)

Preferred stock dividends
 paid in common stock .............        --            --         --          --     13,185        26        71,383       (71,409)

Conversion of preferred
 stock into common stock ..........  (115,180)     (460,720)   (16,842)    (67,368)    52,429       105       527,983            --

Exercise of warrants to
 purchase common stock ............        --            --         --          --     41,667        83       117,417            --

Dividends accrued on Series
 A preferred stock ................        --            --         --          --         --        --            --       (17,543)

Net income (loss) .................        --            --         --          --         --        --            --    (1,905,230)
                                     --------   -----------   --------   ---------   --------   -------   -----------   -----------

Balance at February 28, 1997 ......   160,678   $   642,712     28,068   $ 112,272    764,249   $ 1,528   $ 7,926,461   $(7,506,254)
                                     ========   ===========   ========   =========   ========   =======   ===========   ===========


                                               The accompanying notes are an integral
                                          part of these consolidated financial statements.

                                                                 F-6



                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 1997 AND 1996


                                                         1997             1996
                                                         ----             ----
Cash Flows From Operating Activities:
  Net income (loss) ............................    $(1,905,230)    $   605,154
  Adjustments to reconcile net
   income (loss) to net cash (used)
   by operating activities:
    Depreciation and amortization ..............        239,027         496,834
    Provision for uncollectible
     receivables ...............................         22,030         165,530
    Reserve for slow moving inventory ..........        275,000         380,000
    Gain on sale of product line ...............       (575,000)     (1,984,831)
    Gain on disposal of assets .................        (38,139)             --
    Litigation settlements .....................        576,500              --
    Accrued interest on note receivable ........        (12,949)        (12,919)
    Changes in assets and liabilities,
     net of effects from sale of
     product line:
      Accounts receivable ......................        (55,290)        567,958
      Inventories ..............................         73,928         149,141
      Prepaid expenses and other ...............         39,525          79,508
      Deposits and other .......................        (48,877)         (2,427)
      Accounts payable and accrued
       expenses ................................         45,025        (710,245)
                                                    -----------     -----------

        Net Cash (Used) By Operating
         Activities ............................     (1,364,450)       (266,297)
                                                    -----------     -----------

Cash Flows From Investing Activities:
  Capital expenditures .........................         (2,196)        (18,047)
  Proceeds from sale of product line ...........             --       5,010,000
  Costs for sale of product line ...............             --        (528,346)
  Costs incurred related to acquisition ........             --         (87,103)
  Loans to individuals .........................             --          (5,000)
  Repayment of notes receivable ................          1,539           1,886
                                                    -----------     -----------

        Net Cash Provided (Used) By
         Investing Activities ..................           (657)      4,373,390
                                                    -----------     -----------

Cash Flows From Financing Activities:
  Proceeds from borrowing ......................      3,665,587       5,822,260
  Principal payments on notes payable ..........     (2,372,598)     (8,828,574)
  Principal payments on accrued
   royalties ...................................        (15,542)        (69,290)
  Issuance of common stock .....................        117,500              --
  Repurchase of common stock ...................             --      (1,000,000)
  Debt issuance costs incurred .................        (29,840)        (37,015)
                                                    -----------     -----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED FEBRUARY 28, 1997 AND 1996


                                                        1997            1996
                                                        ----            ----
        Net Cash Provided (Used) by
         Financing Activities ................      $1,365,107      $(4,112,619)
                                                    ----------      -----------

        Net Increase (Decrease) in
         Cash and Cash Equivalents ...........              --           (5,526)

        Cash and Cash Equivalents
         at Beginning of Year ................              --            5,526
                                                    ----------      -----------

        Cash and Cash Equivalents
         at End of Year ......................      $       --      $        --
                                                    ==========      ===========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for:
   Interest ..................................      $  232,614      $   541,593
   Income taxes ..............................           6,504               --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
  Capital lease obligation
   incurred for new equipment ................      $    9,151      $     7,000
  Dividends payable on Series A
   Convertible Preferred Stock ...............          17,543           28,069
  Conversion of notes payable
   into common stock .........................              --        1,000,000
  Dividends on Preferred Stock paid
   in shares of common stock .................         124,661          129,378
  Conversion of preferred stock into
   common stock ..............................         528,088          718,836
  Reduction of intangible assets and
   accounts receivable as a result
   of the reduction of note payable
   and accrued expenses in OMF
   acquisition ...............................              --          589,914
  Issuance of common stock for note
   receivable ................................              --          809,500
  Repurchase of common stock and
   cancellation of note receivable ...........              --          809,500


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

         Amendment to Authorized Common and Preferred Shares and Stock
         -------------------------------------------------------------
          Split
          -----
          In  March  1997,  the  Company's  stockholders  adopted  a  resolution approving a one for six reverse stock split of the issued and outstanding common shares. The Company's Board of Directors also authorized, and the shareholders approved, an amendment and restatement of the Company's Articles of Incorporation, to reduce the number of authorized shares of common stock from 30,000,000 to 8,000,000 shares and to reduce the number of authorized shares of preferred stock from 5,000,000 to 750,000 shares.

          All share information and per share data have been retroactively restated for all periods presented to reflect the reverse stock split and decrease in authorized shares.

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

         Property and Equipment
         ----------------------
          Depreciation of the primary asset classifications is calculated based on the following estimated useful lives using the straight-line method.

          Classification                                  Useful Life in Years
          --------------                                  --------------------
          Office equipment                                        5-10
          Computer equipment                                      3-5
          Exhibit and other equipment                             7-10
          Leasehold improvements                                   5
          Automobiles                                              7

          Depreciation of property and equipment charged to operations is $77,226 and $272,927 for the years ended February 28, 1997 and 1996, respectively.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Organization and Summary of Significant Accounting Policies
        -----------------------------------------------------------
         (Continued)
         -----------
         Intangible Assets
         -----------------
          Intangible assets are being amortized using the straight-line method based on the following estimated useful lives.

          Description                                  Useful Life in Years
          -----------                                  --------------------
          Noncompete agreements                                  5
          Goodwill                                              5-10
          Patents and licensing agreements                       10
          Debt issuance costs                                    3

         Stock-Based Compensation
         ------------------------
          During the year ended February 28, 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 9 for pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied in measuring compensation expense.

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

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      Sale of Wound Care Product Line
        -------------------------------
          On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol New Jersey Wound Care, Inc., ("Tecnol"), a subsidiary of Tecnol, Inc., a medical products manufacturer headquartered in Fort Worth, Texas. The sales price was approximately $5,675,000 of which approximately $5,010,000 was paid in cash, with the balance being paid in the form of a promissory note with interest at the prime rate which is due in September 1997 upon certain conditions being met. The assets sold consisted of wound care inventory, equipment, and various other assets. Since the Company could not determine if the conditions for payment of the note receivable would be met prior to September 1997 it established a reserve for the entire amount of the note receivable as of February 28, 1996.

          The Company and Tecnol were involved in arbitration proceedings regarding numerous items related to the sale of its wound care product line in 1996. The Company and Tecnol entered into a settlement agreement in March 1997 to settle all claims between the parties. As a part of the settlement agreement, Tecnol agreed to pay the Company $575,000 as payment in full under the promissory note and certain other liabilities owed by the Company of $32,448 were eliminated. The reduction of the reserve on the note receivable and cancellation of liabilities resulted in the Company recognizing a gain on sale of $607,448 during the year ended February 28, 1997.

          The Company recorded $600,000 of accrued liabilities as of February 28, 1996 which relate to lease termination costs, moving cost and various other expenditures relating to the sale. The $600,000 of accrued liabilities were recorded as a reduction of the gain on sale of the wound care product line. The other liabilities are reflected as a long-term liability of $305,861 and the current portion of $187,173 is included in accrued expenses as of February 28, 1997.

3.      Inventories
        -----------
          Inventories consists of the following:
                                                                    February 28,
                                                                       1997
                                                                       ----
          Finished goods                                            $2,915,459
          Less reserve for obsolescence                               (655,000)
                                                                    ----------
             Total                                                  $2,260,459
                                                                    ==========

4.      Intangible Assets
        -----------------
          Intangible assets consists of the following:

          Goodwill and noncompete agreements,
           net of accumulated amortization of
           $409,017                                                   $486,421

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.      Intangible Assets (Continued)
        -----------------------------
          Patents and licensing agreements,
           net of accumulated amortization
           of $129,938                                                  221,852
          Debt issuance costs, net of
           accumulated amortization of $20,867                           45,598
                                                                       --------
          Total                                                        $753,871
                                                                       ========

5.      Current Notes Payable
        ---------------------
         Corporations
         ------------
          Note dated  November  1996 due on the earlier
          of (1)  receipt of  $1,500,000  from  private
          sale of the Company's  equity  securities (2)
          payment of note  receivable from Tecnol (Note
          2)  (3)  December   31,  1997.   Interest  of
          $150,000 is due at maturity  less  $10,000 if
          the  entire  balance is paid in full prior to
          July 1,  1997.  In  March  1997  the  Company
          repaid  $575,000 of the note and entered into
          a new note for $165,000 which is comprised of
          the $25,000 unpaid  principal and $140,000 of
          accrued interest. The note is subordinated to
          a note payable to a Financial Institution and
          may only be  repaid  upon the  occurrence  of
          event (1) or (2) above.                                      $600,000
                                                                       ========

6.      Accrued Royalty Payments
        ------------------------
          The Company entered into an agreement to pay certain minimum royalties in connection with the acquisition of certain assets, as follows:

         Sterile Products
         ----------------
          The Company  agreed to pay the seller royalty
          payments in the aggregate amount of $750,000,
          with  minimum  annual  payments  of  $100,000
          which are payable on a  quarterly  basis with
          the final payment due in September  1996. The
          royalty  payments  are equal to 5% of Product
          Sales  and 2% of  Contract  Packaging  Sales,
          with minimum annual payments of $100,000. The
          Company discounted the total royalty payments
          using an imputed interest rate of 11.0%.                     $ 46,715
                                                                       ========

7.      Long-Term Debt
        --------------
          Long-term debt consists of the following:

         Obligations Under Capital Leases
         --------------------------------
          11.91%    installment   note   with   monthly
          principal and interest  payments of $198, due
          in 2001, collateralized by equipment.                         $ 8,492

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      Long-Term Debt (Continued)
        --------------------------
          8.89% installment note with monthly principal
          and interest payments of $1,491, due in 1999,
          collateralized by an automobile.                               69,952

          14.86%    installment   note   with   monthly
          principal and interest  payments of $210, due
          in 1999, collateralized by equipment.                           4,934

          13.72%    installment   note   with   monthly
          principal  and  interest  payments of $3,224,
          due in 1997,  collateralized by equipment and
          guaranteed by Mr. Reiner.                                      34,670

         Financial Institutions and Other
         --------------------------------
          The line of credit  facility with a financial
          institution  is a three year  facility due in
          January 1999 with a maximum of $1,500,000 and
          the  permitted  advances  under  the line are
          limited  to  (a)  75%  of  eligible  accounts
          receivable  and (b) 25% of eligible  finished
          goods inventory not to exceed  $750,000.  The
          credit  facility bears interest at prime plus
          4%  (12.25%  at  February  28,  1997) and the
          interest rate shall never be less than 6% and
          an annual credit facility fee of 1.75% of the
          line of credit is payable on a monthly basis.
          The line of credit facility is collateralized
          by  substantially  all assets of the  Company
          and  is   guaranteed  by  Mr.  Reiner  up  to
          $450,000.                                                     923,405

          7%  unsecured  installment  note due in 2000,
          monthly  principal  and interest  payments of
          $3,427.                                                       119,589

          9.75% unsecured installment note due in 2001,
          monthly  principal  and interest  payments of
          $1,320.  The note is subordinated to the line
          of credit  facility and is  guaranteed by Mr.
          Reiner.                                                        62,500

          5%  installment  note due in  2000,  $120,000
          principal and interest  payment made in March
          1997  and  monthly   principal  and  interest
          payments of $10,000 are payable through 2000.
          The   Company   must   also   pay   quarterly
          forbearance fees of $10,000 until the note is
          paid in full.                                                 350,000
                                                                     ----------
          Total Long-Term Debt                                        1,573,542
          Less  current   portion  of  long-term   debt                (313,971)
                                                                     ----------

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      Long-Term Debt (Continued)
        --------------------------
          Long-Term Debt                                             $1,259,571
                                                                     ==========

          Installments due on debt principal, including the capital leases, at February 28, 1997 are as follows:

          Year Ending February 28,
          ------------------------
                   1998                                              $  313,971
                   1999                                               1,122,222
                   2000                                                 109,485
                   2001                                                  16,159
                   2002                                                  11,705
                                                                     ----------
                   Total                                             $1,573,542
                                                                     ==========

8.      Income Taxes
        ------------
          The Company has a net operating loss carryover available at February 28, 1997 of approximately $6,500,000. Utilization of these carryovers, if not utilized, will expire at various dates through 2012.

          At February 28, 1997 and 1996, the Company had a deferred tax asset of approximately $2,300,000 and $1,700,000, respectively, resulting from net operating loss carryforwards, which has been offset in its entirety by a valuation allowance. The net change in the valuation allowance for deferred tax assets was an increase of $600,000.

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

          The per share exercise price of the common stock subject to an incentive stock option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option is established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company shall be eligible to receive any incentive stock options under the plan unless

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      Warrants and Options (Continued)
        --------------------------------
         Stock Option Plan (Continued)
         -----------------------------
          the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

          Options under the Plan must be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. The outstanding agreements expire from July 1997 to February 2004. The following table summarizes the stock options under the Company's stock option plan for the years ended February 28, 1996 and 1997.

                                              Number of          Option Price
                                               Shares              Per Share
                                               ------              ---------
          Options outstanding at
           February 28, 1995                    28,672         $13.50 to $52.80
            Granted                                 --                --
            Exercised                               --                --
            Cancelled                           (1,729)        $13.50 to $52.80
                                               -------         ----------------

          Options outstanding at
           February 28, 1996                    26,943         $13.50 to $52.80
            Granted                                 --                --
            Exercised                               --                --
            Cancelled                             (250)             $13.50
                                               -------         ----------------

          Options outstanding at
           February 28, 1997                    26,693         $13.50 to $52.80
                                               =======         ================

          In addition to the stock option plan discussed previously, the Company has several warrant and option agreements outside of the plan with certain officers, consultants, lenders and others. The outstanding agreements expire from March 1997 to February 2004. The following summarizes transactions outside the plan for the years ended February 28, 1996 and 1997:

                                             Number of           Option Price
                                              Shares               Per Share
                                              ------               ---------
          Options outstanding at
           February 28, 1995                   895,749          $8.22 to $14.40
            Granted                            357,500          $2.25 to $ 6.00
            Exercised                               --                --
            Cancelled                         (166,667)         $8.40 to $13.50
                                            ----------          ---------------

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      Warrants and Options (Continued)
        --------------------------------

          Options outstanding at
           February 28, 1996                 1,086,582          $2.25 to $14.40
            Granted                             21,834          $3.00 to $ 3.18
            Exercised                          (41,667)              $2.82
            Cancelled                         (124,334)         $9.75 to $13.50
                                            ----------          ---------------

          Options outstanding at
           February 28, 1997                   942,415          $2.25 to $14.40
                                            ==========          ===============

         Underwriter's Options
         ---------------------
          In connection with the Company's 1992 public offering, the Company issued the Underwriter a warrant to purchase 57,500 units of its securities at any time until March 10, 1997 at an exercise price of $11.20 per unit. Each unit consists of two shares of noncumulative convertible preferred stock and four warrants to purchase one sixth of a share of the Company's common stock at any time until March 10, 1997 at an exercise price of $14.40 per share. The warrant expired unexercised on March 10, 1997.

          In connection with the Company's 1994 public offering, the Company issued the Underwriter a warrant to purchase 16,500 units of its securities at any time until July 12, 1999 at an exercise price of $12.00 per unit. Each unit consists of one share of Series A preferred stock and four warrants to purchase one sixth of a share of the Company's common stock at an exercise price of $3.00 per each one sixth share of common stock. That is, six Series A warrants and $18.00 entitle the holder to one share of common stock. The warrants are exercisable at any time until July 12, 1999.

         Stock Based Compensation
         ------------------------
          The Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) during the year ended February 28, 1997. In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and earnings per share would be reduced to the following pro forma amounts:

                                                    1997               1996
                                                    ----               ----
          Net income (loss):
              As reported                       $(1,905,230)         $605,154
              Pro forma                         $(1,905,230)         $413,154

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      Warrants and Options (Continued)
        --------------------------------
         Stock Based Compensation (Continued)
         ------------------------------------
          Net income (loss) per share of common stock:
              As reported                            $(2.73)               $.88
              Pro forma                              $(2.73)               $.56

          These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended February 28, 1996.

                                                                         1996
                                                                         ----
          Risk-free interest rate                                        5.57%
          Expected life                                                7 years
          Expected volatility                                           96.23%
          Expected dividend yield                                          0%

          The Company did not grant any stock options in 1997.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock based compensation plans.

          The  following  table   summarized   information   about  stock  based
          compensation plans outstanding at February 28, 1997:

          Options Outstanding and Exercisable by Price Range as of February 28, 1997:

                               Options Outstanding         Options Exercisable
                        --------------------------------  ---------------------
                                     Weighted
                                      Average   Weighted                Weighted
            Range of                 Remaining   Average                 Average
            Exercise       Number   Contractual  Exercise   Number      Exercise
             Prices     Outstanding  Life-Years   Price   Exercisable     Price
             ------     -----------  ----------   -----    -----------    -----
         $     2.40        103,336      .33      $ 2.40      103,336     $ 2.40
         $    13.50        137,004     4.43      $13.50      120,337     $13.50
         $48.00 - 52.80      6,357     5.76      $49.97        6,357     $49.97
         --------------   --------     ----      ------     --------     ------
         $ 2.40 - 52.80    246,697     4.88      $ 9.79      230,030     $ 9.52
         ==============   ========     ====      ======     ========     ======

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

         1992 Preferred Stock
         --------------------
          In February 1992, the Company designated a new class of preferred stock "Non-Cumulative Convertible Redeemable Preferred Stock" ("1992 Preferred Stock") and the number of shares constituting such series is 165,000 shares with a par value of $4.00 per share. The new series was authorized in connection with the Company's public stock offering. The authorized shares were reduced from 1,500,000 to 165,000 in March 1997. The holders of the 1992 Preferred Stock shall be entitled to receive, non-cumulative dividends at the rate of 10% per annum or $.40 per share of 1992 Preferred Stock each year which the Company has net income after taxes. The dividends are payable on an annual basis. The dividends on the 1992 Preferred Stock shall be payable in cash for any year in which the Company's net income after taxes is at least $650,000, exclusive of any extraordinary items of non-cash income. For any year in which net income after taxes is less than $650,000 the Company may, at its option, pay dividends in cash, common stock, or a combination of cash and common stock.

          The holders of the 1992 Preferred Stock shall be entitled to vote on all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which such shares of 1992 Preferred Stock could be converted.

          Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of a share of common stock of the Company. Each preferred share is subject to redemption at $4.00 per share on not less than 30 nor more than 60 days written notice any time, with the Underwriter's prior written consent or without such consent if the closing bid price of the common stock shall have averaged in excess of $252.00 per share for 30 consecutive trading days ending within five days of the notice of redemption.

         Series A Preferred  Stock
         ------------------------
          In July 1994, the Company designated a new class of preferred stock "Series A Convertible Redeemable PreferredStock" ("Series A Preferred

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     Stockholders' Equity (Continued)
        --------------------------------
         Series A Preferred Stock (Continued)
         ------------------------------------
          Stock") and the number of shares constituting such series is 30,000 shares with a par value of $4.00 per share. The new series was authorized in connection with the Company's public stock offering. The authorized shares were reduced from 250,000 to 30,000 in March 1997. The holders of the preferred stock shall be entitled to receive cumulative dividends at the quarterly rate of $.375 per share, consisting of $.25 payable in common stock semiannually and $.125 payable in cash, quarterly, in arrears. If the Company does not have at least $500,000 of cash or cash equivalents indicated on its balance sheet on the last day of any fiscal quarter, the Company may pay the entire dividend in common stock on the quarterly payment date in lieu of the cash dividend for such quarter. The value of the common stock to be issued as a dividend will be based upon the last reported sales price of the common stock on Nasdaq on the last day of the fiscal quarter.

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

          The Series A Preferred Stock is redeemable for cash, in whole or in part, at anytime, at the option of the Company, at $10.00 per share plus any accrued and unpaid dividends, whether or not declared. If at any time the closing price of the Units or Series A Preferred Stock, as quoted on Nasdaq or any national securities exchange, exceeds $14.00 per Unit or per share for ten consecutive trading days, then the Series A Preferred Stock will be automatically converted into common stock at the Conversion Rate described below.

          The holder of any shares of Series A Preferred Stock will have the right, at the holder's option, to convert any or all such shares into common stock. The number of shares of common stock issuable upon conversion of a share of Series A Preferred Stock (the "Conversion Rate") is equal to $10.00, plus accrued and unpaid dividends through the date of conversion (to the extent unpaid within 15 business days following the date of conversion), divided by $12.00 (the "Conversion Price"). Although the Conversion Price is subject to adjustment for stock splits, reverse stock splits and other similar capitalizations, the Series A Preferred Stock does not contain provisions protecting against dilution resulting from the sale of common stock at a price below the Conversion Price or the current market price of the Company's securities. Assuming no accrued and unpaid dividends, the initial Conversion Rate will be .83 shares of common stock per share of Series A Preferred Stock.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     Stockholders' Equity (Continued)
        --------------------------------
         Series A Preferred Stock (Continued)
         ------------------------------------
          In the event of any liquidation, dissolution or winding up of the Company, holders of shares of Series A Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of common stock or any series or class of the Company's stock hereafter issued that ranks junior as to liquidation rights to the Series A Preferred Stock, but the holders of the shares of the Series A Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of the Company's stock previously or hereafter issued that ranks senior as to liquidation rights to the Series A Preferred Stock has been paid in full. An aggregate of 160,678 shares of 1992 Preferred Stock carries liquidation rights senior to the Series A Preferred Stock as of February 28, 1997.

11.     Commitments and Contingencies
        -----------------------------
         Employment Agreements
         ---------------------
          On April 8, 1996, the Company entered into a new employment agreement through February 28, 2003 ("Agreement") with Mr. Reiner (replacing his prior employment agreement) renewable for an additional three years. The Agreement provides for a base salary of $239,500 per year, (with annual increases based upon the Producer Price Index for Surgical and Medical Instruments and Apparatus published by the U.S. Department of Labor) or four percent, which ever is greater, a $500,000 whole life insurance policy and a $1,000,000 term life insurance policy which are to be owned by Mr. Reiner, and references stock options to purchase up to 50,001 shares of the Company's Common Stock at $13.50 per share of which options to purchase 33,334 are exercisable immediately. The remaining 16,667 shares are exercisable if the Company reports Income from Operations defined as net sales less cost of goods sold, less selling, general and administrative expenses, of at least $1,000,000 for any fiscal year through February 28, 2004. Mr. Reiner is also to receive annual cash bonuses based upon the Company reaching certain annual levels of Income from Operations during the term of the Agreement as follows:

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

          The following is a schedule of future minimum lease payments at February 28, 1997 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

          Year Ending           Capital            Operating
          February 28,          Leases              Leases                Total
          ------------          ------              ------                -----
             1998             $ 59,912            $264,179             $324,091
             1999               22,791             228,318              251,109
             2000               46,365             112,800              159,165
             2001                2,381              28,200               30,581
             2002                1,587                  --                1,587
                              --------            --------             --------
          Total Minimum
           Lease Payments      133,036            $633,497             $766,533
                                                  ========             ========
          Less Amount
           Representing
           Interest            (14,988)
                              --------

          Present Value
           of Future
           Capital Lease
           Obligations        $118,048
                              ========

          Rental expense charged to operations was $168,582 and $239,997 for the years ended February 28, 1997 and 1996, respectively.

          Leased equipment under capital leases as of February 28, 1997 is as follows:

          Equipment                                                    $207,957
          Less accumulated amortization                                 (74,498)
                                                                       --------

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     Commitments and Contingencies (Continued)
        -----------------------------------------
         Leases (Continued)
         ------------------
          Net Equipment Under Capital Leases                           $133,459
                                                                       ========

12.     Related Party Transactions
        --------------------------
          The Company has entered into transactions with Thomas Reiner (Chairman of the Board, President and Chief Executive Officer), as follows:

          The Company has a note receivable from Mr. Reiner of $210,000 at February 28, 1997. The note does not bear interest and is payable after February 1, 1997. The Company also has a note receivable from Mr. Reiner of $222,419 due in 2006 with interest at 6% per annum.

          The Company has a receivable from Mr. Reiner of $136,943 at February 28, 1997. The receivable does not bear interest and is due on demand.

          In July 1994, the Company purchased indebtedness owed to Bank Hapoalim, B.M. jointly and severally by Mr. Reiner and Gerald Kramer (former Chairman of the Board) for the $444,839 balance owed, including accrued interest, in exchange for all rights held by the Bank against such individuals. Accordingly, Mr. Reiner owes one half of this amount to the Company which is represented by a note receivable discussed above and Mr. Kramer's half was offset against the note payable owed by the Company to Mr. Kramer.

          In April 1997, the Company entered into a debt repayment agreement with Mr. Reiner. The amounts owed by Mr. Reiner will be repaid at varying amounts through April 2004. The repayments will be made by deducting the amounts from Mr. Reiner's payroll checks. In addition, all amounts owed by Mr. Reiner are extended to April 2004 and no interest will be charged on the notes owed by Mr. Reiner and the Company will reimburse Mr. Reiner for certain income tax related considerations.

          All notes and accounts receivable from Mr. Reiner are reflected as a reduction of stockholders' equity in the financial statements.

          Under the terms of a new employment agreement, Mr. Reiner received options to purchase 33,334 shares at $13.50 per share and is entitled to receive options to purchase an additional 16,667 shares at $13.50 per share if the Company reports income from operations of at least $1,000,000 for any fiscal year through February 28, 2004.

          Mr. Reiner has guaranteed various debt and leases of the Company.

          In connection with the Company's 1992 public stock offering, Mr. Reiner placed 15,625 shares of the Company's common stock owned by him

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     Related Party Transactions (Continued)
        --------------------------------------
          in escrow, which shares were to be cancelled on February 28, 1996 unless the closing bid price of the Company's common stock as reported by Nasdaq averaged in excess of $230.88 for 30 consecutive trading days, at any time prior to February 28, 1996. The Company did not meet any of the criteria and the shares were cancelled effective February 28, 1996.

          In October 1994, the Company entered into a stock option agreement with Mr. Reiner to acquire 66,667 shares of common stock. The options are exercisable at $13.50 per share through November 1, 1999.

          In December 1995, the Company granted a stock option to Mr. Reiner for 83,334 shares of common stock. The options are exercisable at $2.40 per share through December 2003.

          In March 1997, the Company granted stock options to Mr. Reiner for 90,000 shares of common stock. The options are exercisable at $1.98 per share through March 2004. The stock options were issued in connection with the personal guarantee of certain debt of the Company.

13.     Major Customers
        ---------------
          Sales to major customers which accounted for 10% or more of sales are as follows:

                                                        Year Ended February 28,
                                                        -----------------------
                                                          1997           1996
                                                          ----           ----

          Customer A                                       --%           26.2%

14.     Employee Benefit Plan
        ---------------------
          Effective January 1, 1993, the Company adopted a 401(K) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions for the years ended February 28, 1997 and 1996. Company contributions vest as follows:

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

15.     Litigation
        ----------
          In August 1996, the Company settled three related civil actions involving disputes between the Company, Mr. Reiner and Mr. Kramer, its former chairman of the Board of Directors, which related to Mr.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.     Litigation (Continued)
        ----------------------
          Kramer's termination as an officer and director of the Company, disputes regarding his employment agreement and various obligations between the parties. Under the settlement, the Company paid Mr. Kramer $262,500 in cash and issued him a promissory note in the amount of $62,500 payable over five years. In addition, the parties exchanged general releases and forgave all debts owed to each other which included a note receivable owed by Mr. Kramer to the Company in the amount of $370,712. The total cost of the litigation settlement to the Company was $695,712.

          In November 1996, the Company settled a civil action involving disputes between the Company, Mr. Reiner, and a former Vice President of Sales of the Company relating to certain employment disputes. The Company paid the former employee $35,000 cash and issued him a promissory note in the amount of $125,000 payable over forty-two months. The total cost of the settlement to the Company was $160,000.

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

17.     Letter of Intent for Acquisition
        --------------------------------
          In November 1996, as subsequently amended, the Company entered into a non-binding letter of intent to acquire Orion Life Systems, Inc. ("Orion"). Under the terms of the letter of intent the Company will acquire substantially all of the assets of Orion and assume certain liabilities not to exceed $1,900,000. The purchase price will be approximately $2,850,000 consisting of $950,000 cash and the assumption of liabilities not to exceed $1,900,000. The cash portion is to be paid through the issuance of a non-interest bearing promissory note of $100,000 and two promissory notes totalling $850,000 with interest at 8% per annum. The notes are payable at varying amounts over a four year period and contain an acceleration provision which provides that if a minimum of $2,000,000 is raised through the sale of equity securities in a private placement all $950,000 of the notes are payable.

          The Company will also enter employment agreements and consulting agreements with two officers of Orion which contain stock options, bonus provisions based on sales and earnings and various other provisions.

                   SPARTA SURGICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.     Private Placement of Securities
        -------------------------------
          In February 1997, the Company entered into a letter of intent with an Investment Banker to raise up to $7,000,000 through a private placement of 350,000 units of the Company's equity securities. The units consist of one share of Series B preferred stock and four warrants to purchase four shares of common stock at 120% of the stock price on the closing date. The preferred stock will be convertible into common stock and pay an annual dividend. The Company will be required to pay a transaction fee to the Investment Banker of 12% of the amount raised in the private placement.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     The Company has not filed a Form 8-K under the Exchange Act within 24 months prior to the date of the most recent financial statements reporting a change in accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

     The following table sets forth certain information regarding the Company's executive officers and directors:

             Name              Age                      Office
             ----              ---                      ------
      Thomas F. Reiner         51        Chairman of the Board of Directors,
                                         Chief Executive Officer, President,
                                         Treasurer, and Director

      Joseph Barbrie           43        Vice President of Sales

      Wm. Samuel Veazey        36        Vice President of Finance
                                         and Administration,  Secretary

      Michael Y. Granger       41        Director

      Allan J. Korn            54        Director

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

     Joseph Barbrie has been Vice President of Operations since March 1989 and Vice President of Sales since March 1996. From 1979 to 1989 he was employed by Superior Healthcare Group, becoming its director of purchasing/operations in 1984. Mr. Barbrie earned a B.A. degree in Business Management from Johnson & Wales College.

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

     Michael Y. Granger, a director of the Company since June 1991, has been President of Ark Capital Management, Inc., an independent investment management consulting firm since April 1991. From March 1990 to April 1991, he was Vice President and Portfolio Manager for LINC Capital Management ("LINC"), one of the Company's former lenders, where he was responsible for negotiating and structuring financial transactions for emerging growth companies in health care and other advanced technology fields. From July 1986 to March 1990, Mr. Granger was Investment Manager for Xerox Venture Capital, with responsibility for structuring investments in high technology emerging growth companies. Mr. Granger earned a B.S. degree in Electrical Engineering from the University of Massachusetts at Amherst and an M.B.A. degree in Finance and General Management from Dartmouth College.

     Allan J. Korn, a director of the Company since February 1994, has been Vice President of Marketing for Ohm Labs, Inc. since January 1994. From March 1985 until September 1993, he held various sales and marketing executive positions with DuPont Multi-Source Products, Inc. Mr. Korn earned a B.A. degree in Economics from Queens College, Flushing, New York and an M.B.A. degree in
Marketing from Fairleigh Dickinson University. Mr. Korn is also an Adjunct Professor in Business Administration at Union County College.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table sets forth the compensation for services rendered to the Company in all capacities awarded to, earned by, or paid to the Chief Executive Officer and the Company's other executive officers who received compensation of more than $100,000 in the fiscal year ended February 28, 1997 and for each of the three fiscal years ended February 28, 1997.


                                                Summary Compensation Table
                                                                                                       Long-Term
                                                                  Annual Compensation                Compensation
                                                                                       Other Annual      Awards      All Other
Name and Principal Position                      Year      Salary           Bonus      Compensation      Options    Compensation
---------------------------                      ----      ------           -----      ------------      -------    ------------
Thomas F. Reiner ............................    1997    $274,299(1)    $      0       $ 11,976(3)           0       $      0
     Chairman, Chief Executive                   1996     293,288(1)      63,000(2)       9,165(3)      83,334(4)           0
     Officer, Treasurer, Director                1995     266,395(1)           0         85,538(3)     116,668(5)           0
Joseph Barbrie ..............................    1997     116,308              0              0              0              0
     Vice President of Sales                     1996     113,743          6,000(6)           0          8,334(7)           0
                                                 1995     105,355              0         23,576(8)           0              0
Wm. Samuel Veazey ...........................    1997     112,933              0              0              0              0
     Vice President of Finance                   1996      98,734         11,000(6)           0          8,334(7)           0
     and Administration                          1995     106,259              0              0              0              0


----------
(1) Includes salaries and an automobile and insurance allowance. See "- Employment Agreements."
(2) Includes a $50,000 bonus in consideration of completing the sale of the medical product line and a bonus of $13,000 accrued in Fiscal 1996 related to the Company's management bonus plan.
(3) Represents an unpaid vacation accrual in Fiscal 1997 and paid vacation accruals in Fiscal 1996 and Fiscal 1995.
(4) In December 1995, in connection with the sale of the medical product line, the Company issued to Mr. Reiner options to purchase 83,334 shares at $2.40 per share exercisable until December 4, 2003.
(5) Under the terms of the April 1994 employment agreement, Mr. Reiner received options to purchase 33,334 shares at $13.50 per share and options to purchase an additional 16,667 shares at $13.50 per share if the Company reports income from operations of $1,000,000 or more for any fiscal year through the fiscal year ending February 28, 2004. See "Employment Agreements."
    In October 1994, the Company issued to Mr. Reiner stock options to purchase up to 66,667 shares exercisable until November 1, 1999 at $13.50 per share.
(6) Represents paid bonuses under the Company's management bonus plan which were accrued in Fiscal 1996.

(7) In December 1995, in connection with the sale of the medical product line, the Company issued options to Messrs. Barbrie and Veazey to purchase 8,334 shares each at $2.40 per share at any time until December 4, 2003.
(8) Represents reimbursement of relocation expenses.

Option Grants in Last Fiscal Year and Stock Option Grant

     The following table provides information on option grants during the year ended February 28, 1997 to the named executive officers:

                                Individual Grants

                             % of Total Options
                                 Granted to
                     Options    Employees in
      Name           Granted    Fiscal Year    Exercise Price    Expiration Date
      ----           -------    -----------    --------------    ---------------
Thomas F. Reiner        0            0%             $ 0                 --
Joseph Barbrie          0            0                0                 --
Wm. Samuel Veazey       0            0                0                 --

Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at February 28, 1997. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended February 28, 1997.

                               Number of                Value of Unexercised
                          Unexercised Options           In-The-Money Options
                        at Fiscal Year End (1)         at Fiscal Year End (1)
      Name           Exercisable     Unexercisable  Exercisable    Unexercisable
      ----           -----------     -------------  -----------    -------------
Thomas F. Reiner       198,440           16,667     $      0          $      0
Joseph Barbrie          12,502                0            0                 0
Wm. Samuel Veazey       12,814                0            0                 0

----------
(1) The closing price of the Common Stock on February 28, 1997 as reported by Nasdaq was $1.69.

Employment Agreements

     On April 8, 1996, the Company entered into an employment agreement through February 28, 2003 ("Agreement") with Mr. Reiner replacing the April 22, 1994, and as subsequently amended, employment agreement which replaced the September 29, 1993 employment agreement. The Agreement provides for a base salary of $239,500 per year, (with annual increases based upon the greater of 4% or the Producer Price Index For Surgical and Medical Instruments and Apparatus published by the U.S. Department of Labor), 50% of the Management Bonus, $500,000 whole life and $1,000,000 term life insurance policies to be owned by Mr. Reiner, an automobile allowance and significant termination payments to Mr. Reiner (aggregating over seven times his annual salary) in the event the Agreement is canceled for any reason other than cause, and references existing stock options to purchase up to 50,001 shares of the Company's Common Stock at $13.50 per share of which options to purchase 33,334 shares were granted and options to purchase an additional 16,667 shares were granted but may not be exercised unless the Company reports income from operations of at least $1,000,000 for any fiscal year through February 28, 2004. Mr. Reiner is also to receive annual cash bonuses based upon the Company reaching certain annual levels of income from operations during the term of the Agreement as follows:

              Income from
              Operations                   Amount of Bonus (1)
              ----------                   -------------------
               $150,000                          $15,000
                210,000                           30,000
                300,000                           50,000
                450,000                           65,000
                600,000                           75,000
                750,000                           85,000
                900,000                           95,000

     On April 8, 1996, the Company amended the Management Bonus Plan providing for pooled bonuses of 8% of the Company's pre-tax net income to be shared among the Company's management for the fiscal years through February 28, 2003.

----------
(1) Fifty percent of any bonus amount will be applied to reduce any indebtedness of Mr. Reiner to the Company as of the date of the bonus payment. However, if the Agreement is terminated by the Company for any reason other than "cause" as defined in the Agreement, any indebtedness owed by Mr. Reiner to the Company is automatically canceled.

Stock Option Plan and Stock Option Grant

     In 1987, the Company adopted its 1987 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. In January 1994, the Company's stockholders approved an increase in the number of stock options available under the Plan to a total of 250,000 options.

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

     Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of the Company become available once again for issuance. As of May 16, 1997, options to purchase 26,693 shares have been granted under the Plan. A total of 26,693 options are currently exercisable, and no options have been exercised.

     In April 1994, under the terms of the employment agreement, Mr. Reiner received options to purchase 33,334 shares of Common Stock at $13.50 per share and options to purchase an additional 16,667 shares of Common Stock at $13.50 per share if the Company reports income from operations of $1,000,000 or more for any fiscal year through the fiscal year ending February 28, 2004. See "-Employment Agreements."

     In October 1994, the Company issued to Mr. Reiner options to purchase up to 66,667 shares of Common Stock at $13.50 per share until November 1, 1999 in consideration for Mr. Reiner providing personal guarantees for the Congress loan and certain other debts of the Company.

     In July 1995, in consideration for Mr. Reiner's efforts in successfully negotiating long term contracts having an aggregate value of approximately $7,500,000, the Company issued to Mr. Reiner options to purchase 104,167 shares at $6.00 per share and options to purchase an additional 16,667 shares at $6.00 per share if the price of the Company's common stock is in excess of $13.50 per share for a period of ten consecutive trading days through the fiscal year ending February 28, 2000. In May 1996, Mr. Reiner canceled these options.

     In December 1995, in consideration of negotiating and completing the sale of the medical product line for a sale price of approximately $5,700,000, the Company issued to Messrs. Reiner, Barbrie, Veazey, Granger and Korn options to purchase 83,334, 8,334, 8,334, 1,667, and 1,667 shares, respectively, at $2.40 per share until December 4, 2003.

     In March 1997, in consideration for Mr. Reiner personally guaranteing an aggregate of $540,000 in Company debt owed to Halstead and J & C Resources, the Company issued to Mr. Reiner options to purchase 90,000 shares of its Common Stock at $1.98 per share through March 2004. See "Certain Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information concerning stock ownership of the Company's $.002 par value Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director, by all individuals named in the "Summary Compensation Table" of "Item 10. Executive Compensation" section and by all directors and officers as a group, as of May 16, 1997. None of the named individuals or any other executive officers own any shares of 1992 Preferred Stock or 1994 Preferred Stock nor does any person own beneficially 5% or more of the outstanding shares of 1992 or 1994 Preferred Stock. For purposes of determining the percentage ownership of the individuals and group listed in the table, the 1992 Preferred Stock and the Common Stock have been treated as one class, since both classes are entitled to vote share for share on all matters on which the Common Stock is entitled to vote. The 1994 Preferred Stock has not been included as it is non-voting.

     The Company knows of no arrangements that will result in a change in control at a date subsequent hereto. Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of the Company at 7068 Koll Center Parkway, Suite 401, Pleasanton, California 94566. The table reflects all shares of Common Stock which each individual has the right to acquire within 60 days from the date hereof upon exercise of options, warrants, rights or other conversion privileges or similar obligations.

                                         Number              Percent
                                      of Shares of         of Class of
                                         Common              Common
Name                                   Stock Owned         Stock Owned
----                                   -----------         -----------
Thomas F. Reiner (1)                     411,936              33.0%
Joseph Barbrie (2)                        12,502               1.4%
Wm. Samuel Veazey (2)                     12,814               1.4%
Michael Y. Granger (3)                     3,334                .4%
Allan J. Korn (3)                          2,501                .3%
Charles C. Johnston (4)                  130,002              14.0%
Arbora A.G.(5)                            93,751               9.7%
All officers and directors
as a group (five persons)(6)             443,087              34.6%

----------
(1) Includes shares and (i) 2,605 shares of Common Stock issuable upon exercise of options at $52.80 per share at any time until July 1, 1997; (ii) 12,500 shares issuable upon exercise of options at $13.50 per share at any time until February 14, 1999; (iii) 33,334 shares issuable upon exercise of options at $13.50 per share at any time until February 28, 2004; (iv) 66,667 shares issuable upon exercise of options at $13.50 per share at any time until November 1, 1999; (v) 83,334 shares issuable upon exercise of options at $2.40 per share at any time until December 4, 2003; (vi) 90,000 shares issuable upon exercise of options at $1.98 per share at any time until December 4, 2003 and (vii) certain shares and options to purchase shares for which Mr. Reiner acts as trustee under a voting trust agreement. See Footnote 5, below. Does not include options to purchase 16,667 shares at $13.50 per share at any time until February 28, 2004 contingent upon the Company achieving certain goals. See "Management - Summary Compensation Table."
(2) Includes 2,084 and 1,563 shares issuable upon exercise of options to Messrs. Barbrie and Veazey, respectively, at $48.00 per share until July 1, 1997; 2,084 and 2,917 shares issuable upon exercise of options to Messrs. Barbrie and Veazey, respectively, at $13.50 per share until February 14, 2004; and 8,334 shares issuable to each of Messrs. Barbrie and Veazey upon exercise of options at $2.40 per share until December 4, 2003.
(3) Includes 1,667 and 834 shares of Common Stock issuable upon exercise of options to Messrs. Granger and Korn, respectively, at $13.50 per share at any time until February 14, 2004 and 1,667 shares of Common Stock each issuable upon exercise of options at $2.40 per share until December 4, 2003.
(4) Includes shares and warrants owned by Mr. Johnston or by companies controlled by Mr. Johnston which entitle them to purchase up to 6,667 shares at $12.60 per share at any time until August 18, 1999, 8,334 shares at $2.25 per share at any time until January 4, 1999, 20,834 shares at $3.00 per share at any time until July 18, 1999, and 16,667 shares at $.60 per share at any time until March 17, 2001.
(5) Includes warrants to purchase up to 83,334 shares at $2.82 per share issued to Arbora and related parties at any time until November 8, 1998 and 10,417 shares of Common Stock currently owned by Arbora. These warrants and shares are subject to a voting trust agreement which provides the Company's Chairman, President and Chief Executive Officer, Thomas F. Reiner with voting rights.
(6) Includes an aggregate of 402,925 shares of Common Stock issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Management is of the opinion that each transaction described below between the Company and its officers, directors or stockholders was on terms at least as fair to the Company as had the transaction been concluded with an unaffiliated party, except for the loans advanced by the Company to an officer which does not bear interest. All material transactions between the Company and its officers, directors or principal stockholders are subject to approval by a majority of the Company's directors not having an interest in the transaction. There are currently two outside directors. Mr. Reiner is the Company's Chairman, Chief Executive Officer and President. Gerald S. Kramer ("Kramer") is the Company's former Chairman.

     The Company holds a promissory note due it from Mr. Reiner in the amount of $210,000, at February 28, 1997. The promissory note does not bear interest and was payable on February 1, 1997. The Company also has a receivable from Mr. Reiner of $136,943 at February 28, 1997. The receivable does not bear interest and is due on demand. The Company also has a note receivable from Mr. Reiner of $222,419 due in July 2006 with interest at 6% per annum.

     In April 1997, the Company entered into a debt repayment agreement with Mr. Reiner. The amounts owed by Mr. Reiner will be repaid at varying amounts through April 2004. The repayments will be made by deducting the amounts from Mr. Reiner's payroll checks. In addition, all amounts owed by Mr. Reiner are extended to April 2004 and no interest will be charged on the notes owed by Mr. Reiner and the Company will reimburse Mr. Reiner for certain income tax related considerations.

     In April 1993, the Company borrowed $350,000 from Asset Factoring International, Inc. ("Asset Factoring"), a company controlled by Charles C. Johnston, a principal stockholder of the Company, evidenced by a promissory note. The principal due on the promissory note plus $50,000 in interest was due in October 1995. The promissory note was subordinated to the promissory note payable to Congress Financial Corporation ("Congress") and was guaranteed by Messrs. Kramer and Reiner. In August 1994, the Company issued 6,667 Common Stock purchase warrants exercisable at $12.60 per share at any time until August 18, 1999 in consideration of Asset Factoring extending the due date of the $350,000 promissory note and $50,000 interest payment until June 1995. In connection with the financing, the Company issued a warrant to purchase up to 10,417 shares of its Common Stock exercisable at $18.00 per share at any time until March 31, 1998. In connection with the subordination of the loan to Congress, Asset
Factoring received an additional warrant to purchase up to 10,417 shares at $12.00 per share at any time until August 31, 1998. Both warrants were exercised in April 1994 based upon a net issuance of 6,667 shares of Common Stock. The Company also entered into a one year consulting agreement with Asset Factoring in which the Company paid Asset Factoring $50,000 for one year of consulting services. In December 1995, the Company paid Asset Factoring $469,710 consisting of the principal due on the promissory note plus accrued interest. In addition, in connection with extending the promissory note through December 1995, Mr. Johnston received a warrant to purchase up to 8,334 shares of its Common Stock exercisable at $2.25 per share at any time until January 4, 1999.

     In July 1996, the Company borrowed $200,000 from Asset Factoring, evidenced by a promissory note bearing 12% interest per annum due in July 1997. The promissory note was subordinated to FINOVA and was personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued Asset Factoring a warrant to purchase up to 20,834 shares of its Common Stock exercisable at $3.00 per share at any time until July 18, 1999. The Company also entered into a one year consulting agreement with Asset Factoring in which the Company paid Asset Factoring $25,000 for one year of consulting services. On November 11, 1996, the Company borrowed $400,000 from Halstead LLC ("Halstead"), a company controlled by Charles C. Johnston, evidenced by a $600,000 promissory note due on the earlier of (a) the receipt of $1,500,000 from the sale of the Company's equity securities; (b) the payment of the note receivable from Tecnol Medical Products, Inc. ("Tecnol"); or (c) December 1997. Interest of $150,000 is due at maturity less $10,000 if the entire balance is paid in full by July 1, 1997. The $600,000 promissory note was delivered to Halstead in consideration for the cancellation of a promissory note in the principal amount of $200,000 owing from the Company to Asset Factoring and the receipt by the Company of $400,000 from Halstead.

     On March 19, 1997, the Company repaid $575,000 against the amount of $740,000 in principal and accrued interest owing under the $600,000 promissory note issued to Halstead. This amount was required to be paid by the Company upon the Company's negotiated settlement with Tecnol, the settlement resulted in Tecnol paying the Company $575,000. On that same date, the Company issued Halstead a promissory note in the principal amount of $165,000 bearing 12% interest per annum due December 1997. The $165,000 promissory note represents the remaining principal amount owed of $25,000 plus the $140,000 in accrued interest under the $600,000 note. The promissory note is subordinated to FINOVA, the Company's primary lender, and is personally guaranteed by Mr. Reiner.

     On March 20, 1997, the Registrant borrowed $375,000 from J&C Resources, Inc. ("J&C Resources"), a company controlled by Mr. Johnston evidenced by a promissory note bearing 15% interest per annum due in March 1999. The promissory note is subordinated to FINOVA, and is personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued J&C Resources 50,000 shares of Common Stock and a warrant to purchase up to 16,667 shares of its Common Stock exercisable at $.60 per share at any time until March 17, 2001. The Company also entered into a two year consulting agreement with J&C Resources in which the Company is required to pay J&C Resources $50,000 per year for consulting services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

     In July 1995, in consideration for Mr. Reiner's efforts in successfully negotiating long term contracts having an aggregate value of approximately $7,500,000, the Company issued to Mr. Reiner options to purchase 104,167 shares of its Common Stock at $6.00 per share and options to purchase an additional 16,667 shares of its Common Stock at $6.00 per share if the price of the Company's Common Stock is in excess of $13.50 per share for a period of ten consecutive trading days through the fiscal year ending February 28, 2000. In May 1996, Mr. Reiner canceled these options.

     On September 23, 1992, the Company issued to Mr. Reiner options to purchase up to 31,250 shares at $25.44 per share at any time until May 31, 2002 if the Company reaches certain annual gross revenue levels prior to February 28, 1998. Mr. Reiner's option was canceled by mutual agreement of Mr. Reiner and the Company in connection with the execution of an employment agreement with Mr. Reiner on April 22, 1994. Under the terms of the new employment agreement, Mr. Reiner received options to purchase 33,334 shares at $13.50 per share and options to purchase an additional 16,667 shares at $13.50 per share if the Company reports income from operations of $1,000,000 or more for any fiscal year through the fiscal year ending February 28, 2004. See "Management - Executive Compensation - Summary Compensation Table" and "Management - Employment Agreements."

     In December 1995, in consideration of locating a purchaser for and negotiating the sale of the medical product line for a purchase price of approximately $5,700,000, the Company issued to Mr. Reiner options to purchase 83,334 shares of its Common Stock at $2.40 per share until December 4, 2003.

     In connection with the 1992 Offering, Mr. Reiner placed 15,625 shares of the Company's Common Stock owned by him in escrow, which shares were to be canceled on February 28, 1996 unless the closing bid price of the Company's Common Stock, as reported by Nasdaq, averaged in excess of $230.88 per share for 30 consecutive trading days at any time prior to February 28, 1996. The Company did not meet any of the criteria for release of the shares from escrow and consequently the shares were canceled effective February 28, 1996.

     In March 1997, in consideration for Mr. Reiner personally guaranteing an aggregate of $540,000 in Company debt owed to Halstead and J & C Resources, the Company issued to Mr. Reiner options to purchase 90,000 shares of its Common Stock at $1.98 per share through March 2004.

     The Company repaid $1,000,000 to Arbora, A.G. ("Arbora") as of December 14, 1995, which together with the return of a $809,500 promissory note issued to the Company by an affiliate of Arbora, served as principal consideration to redeem and cancel 793,641 shares of the Company's Common Stock. The 793,641 shares were issued to Arbora on December 4, 1995 in consideration of the conversion of a $1,000,000 note into equity and the issuance to the Company of a promissory note in the amount of $809,500 by an affiliate of Arbora pursuant to an agreement reached between it and the Company. In connection with this transaction, the Company also canceled a warrant to purchase 166,667 shares of the Company's Common Stock at $8.40 per share held by Arbora and issued Arbora and its affiliated parties warrants to purchase up to 125,000 shares of the Company's common stock at $2.82 per share at any time until November 8, 1998. In addition, a voting trust was entered into which provided Mr. Reiner, with voting rights as to such shares. On April 22, 1996, 41,667 shares of Common Stock were issued to Arbora in connection with the exercise of 41,667 Common Stock purchase warrants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

  Exhibit No.                  Title
  -----------                  -----
     3(a) Certificate of Incorporation (BioMetallics, Inc.) (1)
     3(b) Restated Certificate of Incorporation (BioMetallics, Inc.) (1)
     3(c) Bylaws (BioMetallics, Inc.) (1)
     3.1 Certificate for Renewal of Certificate of Incorporation of the Registrant. (1)
     3.2  Amendment to Restated  Certificate of Incorporation of the Registrant.
          (1)
     3.3  Restated Certificate of Incorporation of the Registrant. (1)
     3.4  Restated Certificate of Incorporation of the Registrant. (1)
     3.5 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant. (2)
     3.6 Certificate of Designation of Preferences for Series A Preferred Stock. (4)
     3.7  Articles of Incorporation of Sparta Maxillofacial Products, Inc. (4)
     3.8  Bylaws of Sparta Maxillofacial Products, Inc. (4)
     3.9  Restated Bylaws of the Registrant. (4)
     3.10 Bylaws of the Registrant (April 1994.) (4)
     3.11 Certificate of Amendment of Restated Certificate of Incorporation and Certificate of Designations and the Terms and Conditions and Relative Rights and Preferences of Series A Convertible Preferred Stock and Certificate of Designations of Redeemable Convertible Preferred Stock of the Registrant.
     10.4 Subordinated Promissory Notes - Mr. Kramer. (1)
     10.5 Subordinated Promissory Notes - Mr. Reiner. (1)
     10.17 Promissory Note - Mr. Kramer. (2)
     10.45 Employment Agreement dated December 5, 1992, with Mr. Kramer. (3)
     10.68 Civil  Action   entitled  "Gerald  S.  Kramer  vs.  Sparta   Surgical
           Corporation, Thomas F. Reiner," Civil Action No. 94-CO-63377; United States District Court, Western District of New York. (5)
     10.77 Asset  Purchase   Agreement   dated  December  7,  1995  between  the
           Registrant and Tecnol Medical Products, Inc. (6)
     10.78 Restructuring of Loan and Warrants Agreement dated December 1, 1995 between the Registrant and Arbora A.G. (6)
     10.79 Security Agreement dated January 31, 1996 between the Registrant and FINOVA Capital Corporation. (7)
     10.80 Loan Document Release From Escrow Letter dated March 11, 1996 between the Registrant and FINOVA Capital Corporation. (7)
     10.81 Voting Trust Agreement between Arbora A.G. and Mr. Reiner. (8)
     10.82 Voting Trust Agreement between Ulrich Rud and Rudolph Hugi, jointly and Mr. Reiner. (8)
     10.83 Stock Option Agreement dated December 12, 1995 with Mr. Reiner. (8)
     10.84 Restated Employment Agreement dated April 8, 1996 - Mr. Reiner. (8)
     10.85 Agreement of Settlement, General Release and Indemnity dated August 6, 1996 by and between the Registrant, Thomas F. Reiner, and Gerald
           S. Kramer. (9)
     10.86 Letter of Intent to purchase substantially all of the assets of Orion Life Systems, Inc. and its wholly owned subsidiary, Orion Medical Products, Inc. dated November 1, 1996. (10)
     10.87 Stock Option Agreement dated March 18, 1997 with Mr. Reiner.
     10.88 Stock Option Agreement dated March 18, 1997 with Mr. Reiner.
     10.89 Debt Repayment Agreement dated April 23, 1997 by and between the Registrant and Mr. Reiner.
     27    Financial Data Schedule.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-18 and Post-Effective Amendments thereto, file number 33-16303-NY.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 file number 33-43307 declared effective on March 10, 1992 and post effective amendment thereto declared effective on August 26, 1994.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended February 28, 1993.
(4) Previously filed as a part of the Registrant's Registration Statement, File No. 33-76782, declared effective on July 12, 1994.
(5)  Incorporated  by  reference  to the  Registrant's  Form 8-K dated August 2,
     1994.
(6)  Incorporated  by reference to the  Registrant's  Form 8-K dated December 7,
     1995.
(7)  Incorporated  by  reference  to the  Registrant's  Form 8-K dated March 11,
     1996.
(8) Incorporated by reference to the Registrant's Form 10-KSB for the year ended February 29, 1996.
(9)  Incorporated  by  reference  to the  Registrant's  Form 8-K dated August 6,
     1996.
(10) Incorporated by reference to the Registrant's Form 8-K dated November 1, 1996.


          b.   Reports on Form 8-K:

               The Registrant filed a Form 8-K dated January 17, 1997 which reported the Federal District Court's decision to grant a motion brought by the National Association of Securities Dealers, Inc. (the "NASD") to dismiss the Registrant's complaint in the action entitled Sparta Surgical Corporation v. NASD, et al.

               The Registrant filed a Form 8-K dated March 12, 1997 which reported the settlement of an arbitration action initiated by Tecnol Medical Products, Inc. ("Tecnol") in which Tecnol agreed to pay the Registrant $575,000 in consideration of the cancellation by the Registrant of a $665,000 note due from Tecnol.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, California, on May 29, 1997.

                                                SPARTA SURGICAL CORPORATION



                                                By: Thomas F. Reiner
                                                    ---------------------------
                                                    Thomas F. Reiner
                                                    Chairman, CEO & President

     Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on the dates indicated.

     Signature                      Title                                Date
     ---------                      -----                                ----


Thomas F. Reiner                Chairman of the                        5/29/97
-------------------------       Board of Directors,
Thomas F. Reiner                Chief Executive Officer,
                                President, Treasurer,
                                (Principal Executive
                                Officer), and Director

Joseph Barbrie                  Vice President of                      5/29/97
-------------------------       Sales
Joseph Barbrie




Wm. Samuel Veazey               Vice President of Finance              5/29/97
-------------------------       and Administration (Principal
Wm. Samuel Veazey               Accounting Officer)
                                and Secretary



Michael Y. Granger              Director                               5/29/97
-------------------------
Michael Y. Granger




Allan J. Korn                   Director                               5/29/97
-------------------------
Allan J. Korn

                       SECURITIES AND EXCHANGE COMMISSION

                                    EXHIBITS
                                       TO
                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997