Form 10QSB
period 1997-05-31
SPARTA SURGICAL CORP
filed 1997-06-23
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                       For the quarter ended May 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 31, 1996, 833,089 shares of Common Stock, 135,483 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number

Part I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance
                      Sheet as of May 31, 1997                             1 - 2

                      Condensed Consolidated Statements
                      of Operations for the three months
                      ended May 31, 1997 and 1996                              3

                      Condensed Consolidated Statements
                      of Cash Flows for the three months
                      ended May 31, 1997 and 1996                              4

                      Notes to Financial Statements                            5

           Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            6 - 8

Part II.   Other Information and Signatures                               9 - 12

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  May 31, 1997
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $        --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $30,381 .........................           335,247
 Inventories ................................................         2,248,942
 Prepaid expenses ...........................................            67,107
                                                                    -----------
    Total Current Assets ....................................         2,651,296
                                                                    -----------
Property and Equipment, at cost:
 Machinery and equipment ....................................           491,923
 Leasehold improvements .....................................            15,733
                                                                    -----------
                                                                        507,656
Less accumulated depreciation ...............................          (264,705)
                                                                    -----------
    Net Property and Equipment ..............................           242,951
                                                                    -----------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................           831,545
 Deposits and other .........................................           130,152
 Receivables from officer ...................................           529,362
                                                                    -----------
     Total Other Assets .....................................         1,491,059
                                                                    -----------
     Total Assets ...........................................       $ 4,385,306
                                                                    ===========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements

                          SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  May 31, 1997
                                  (Unaudited)
                                  (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
 Accounts payable - trade .......................................   $   736,748
 Accrued expenses:
  Payroll taxes and wages .......................................        52,240
  Interest and other ............................................         1,070
  Other liabilities .............................................       147,380
 Dividends payable ..............................................         3,509
 Notes payable ..................................................       165,000
 Accrued royalty payments .......................................        46,715
 Current portion of long-term debt ..............................       324,352
                                                                    -----------
     Total Current Liabilities ..................................     1,477,014
                                                                    -----------
Long-Term Debt:
 Obligations under capital leases ...............................       105,736
 Financial institutions and other ...............................     1,909,290
 Less current portion above .....................................      (489,352)
                                                                    -----------
       Total Long-Term Debt .....................................     1,525,674
                                                                    -----------
Other liabilities ...............................................       209,650
                                                                    -----------
Commitments and contingencies ...................................            --

Stockholders' Equity:
 Preferred Stock: $4.00 par value, 750,000 shares authorized;
   Non-cumulative Redeemable Convertible Preferred Stock:
    165,000 shares  authorized,  135,483 shares issued
     and outstanding ............................................       541,932
   Series A Cumulative Convertible Redeemable Preferred Stock:
    30,000 shares authorized, 28,068 shares issued
     and outstanding ............................................       112,272
 Common Stock: $.002 par value, 8,000,000 shares authorized,
    833,089 shares issued and outstanding .......................         1,667
 Additional paid in capital .....................................     8,172,146
 Accumulated deficit ............................................    (7,655,049)
                                                                    -----------
      Total Stockholders' Equity ................................     1,172,968
                                                                    -----------
      Total Liabilities and Stockholders'  Equity ...............   $ 4,385,306
                                                                    ===========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements

                          SPARTA SURGICAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended
                                                                May 31,
                                                       ------------------------
                                                          1997           1996
                                                          ----           ----
Net sales ........................................     $ 649,540      $ 584,953
Cost of sales ....................................       321,899        242,651
                                                       ---------      ---------
     Gross Profit ................................       327,641        342,302

Selling, general and administrative expenses .....       424,167        512,241
Research and development .........................         1,913         17,975
Depreciation and amortization ....................        66,904         57,589
                                                       ---------      ---------
     Income (Loss) From  Operations ..............      (165,343)      (245,503)
                                                       ---------      ---------
Other Income (Expense):
 Interest and other income .......................        85,000          4,185
 Interest expense ................................       (64,943)       (31,779)
                                                       ---------      ---------
     Total Other Income (Expense) ................        20,057        (27,594)
                                                       ---------      ---------
     Income (Loss) Before Provision
      For Income Taxes ...........................      (145,286)      (273,097)

Provision for income taxes .......................            --             --
                                                       ---------      ---------
Net Income (Loss) ................................      (145,286)      (273,097)

Preferred stock dividends ........................        (3,509)        (4,134)
                                                       ---------      ---------
Net Income (Loss) Applicable To
 Common Shareholders .............................     $(148,795)     $(277,231)
                                                       =========      =========
Net Income (Loss) Per Share of Common Stock:
 Primary:
  Weighted average number of common
   shares outstanding ............................       817,500        690,381
                                                       =========      =========
   Net Income (Loss) Per Common Share ............     $    (.18)     $    (.40)
                                                       =========      =========
 Fully diluted:
  Weighted average number of common
   shares outstanding ............................       817,500        690,381
                                                       =========      =========
   Net Income (Loss) Per Common Share ............     $    (.18)     $    (.40)
                                                       =========      =========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements

                          SPARTA SURGICAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three Months Ended
                                                                May 31,
                                                     --------------------------
                                                         1997             1996
                                                         ----             ----
Cash Flows From Operating Activities:
  Net income (loss) ..............................   $  (145,286)   $  (273,097)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
    Depreciation and amortization ................        66,904         57,589
    Reduction of accrued liabilities .............       (85,000)            --
    Changes in assets and liabilities:
     (Increase) in accounts receivable ...........       (13,570)       (39,173)
     Decrease in inventories .....................        11,517         49,326
     (Increase) in prepaid expenses and other ....       (24,837)       (41,076)
     (Increase) Decrease in deposits and other ...       (31,222)         2,341
     (Decrease) in accounts payable
      and accrued expenses .......................      (232,173)      (258,435)
                                                     -----------    -----------
      Net Cash (Used) By Operating Activities ....      (453,667)      (502,525)
                                                     -----------    -----------
Cash Flows From Investing Activities:
  Capital expenditures ...........................        (5,967)          (905)
  Increase in intangible assets ..................          (250)       (31,665)
  Increase in receivables from related entities ..            --         (4,662)
  Principal payments received on notes receivable.       578,399             --
                                                     -----------    -----------
      Net Cash Provided (Used) By Investing
       Activities ................................       572,182        (37,232)
                                                     -----------    -----------
Cash Flows From Financing Activities:
  Proceeds from  borrowing .......................     1,259,177      1,055,898
  Principal payments on notes payable ............    (1,377,692)      (602,535)
  Principal payments on accrued royalties ........            --        (31,106)
  Issuance of common stock upon exercise
   of warrants ...................................            --        117,500
                                                     -----------    -----------
      Net Cash Provided (Used) By Financing
       Activities ................................      (118,515)       539,757
                                                     -----------    -----------
      Net Increase (Decrease) in Cash and
       Cash Equivalents ..........................            --             --

      Cash and Cash Equivalents at Beginning
       of Period .................................            --             --
                                                     -----------    -----------
      Cash and Cash Equivalents at End of Period .   $        --    $        --
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest .....................................   $    44,967    $    19,004
    Income taxes .................................            --             --

Supplemental Disclosure of Noncash Investing
 and Financing Activities:
  Conversion of Preferred Stock into Common Stock. $ 100,780 $ 436,708 Dividends payable on Series A Convertible
   Redeemable Preferred Stock ....................         3,509          4,134
  Issuance of common stock and warrants in
   payment of loan costs .........................       127,500             --


                     The accompanying notes are an integral
           part of these consolidated condensed financial statements

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended May 31, 1997 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended May 31, 1997
as Compared to Three months ended May 31, 1996

     Net sales for the three months ended May 31, 1997 ("First Quarter Fiscal 1998") were $649,540, a 11.1% increase from net sales of $584,953 for the three months ended May 31, 1996 ("First Quarter Fiscal 1997"). The net sales increase during the First Quarter Fiscal 1998 as compared to the First Quarter Fiscal 1997 is the result of an increase of $97,327 or 36.1% in electrotherapy product sales from $269,814 to $367,14 coupled with a decrease of $32,740 or 10.4% in surgical product sales from $315,139 to $282,399. The increase in sales for the electrotherapy product line can be primarily attributed to the receipt of two non-cancelable purchase orders from Henley Healthcare ("Henley") in the approximate aggregate amount of $300,000. During the First Quarter Fiscal 1997 the Company had approximately $135,000 in sales to Henley. The Company anticipates that it will receive additional purchase orders from Henley for the fiscal year ending February 28, 1998 ("Fiscal 1998").

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

     Gross profit was $327,641 or 50.4% of net sales for the First Quarter Fiscal 1998 as compared to $342,302 or 58.5% of net sales for the First Quarter Fiscal 1997. The decrease in gross profit percentage is primarily due to the increase in electrotherapy product sales. In general, the electrotherapy product line generates lower gross profits than the surgical product line.

     Selling, general and administrative ("SG&A") expenses for the First Quarter Fiscal 1998 were $424,167, a 17.2% decrease from SG&A expenses of $512,241 for the First Quarter Fiscal 1997. The decrease in SG&A expenses for the First Quarter Fiscal 1998 as compared to the First Quarter Fiscal 1997 is primarily due to legal expenses incurred during the First Quarter Fiscal 1997 which were not repeated during the First Quarter Fiscal 1998. In an effort to continue to decrease SG&A expenses for Fiscal 1998, in June 1997, the Company implemented a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and the implementation of an overall cost containment program.

     Research and development ("R&D") expenses for the First Quarter Fiscal 1998 were $1,913, a 89.4% decrease from R&D expenses of $17,975 for the First Quarter Fiscal 1997. During the First Quarter Fiscal 1998 the Company completed its redesign of the TENS units resulting in increased quality and lower product cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for the First Quarter Fiscal 1998 were $66,904, a 16.2% increase from D&A expenses of $57,589 for the First Quarter Fiscal 1997. During the First Quarter Fiscal 1998, D&A expenses increased due to the amortization of $127,500, over a two year period, resulting from the issuance of common stock and warrants in payment of loan costs. See " - Liquidity and Capital Resources".

     Total other income for the First Quarter Fiscal 1998 was $20,057, an increase of $47,594 from total other expense of $27,594 for the First Quarter Fiscal 1997. The increase in total net income is primarily due to the reduction of $85,000 in accrued liabilities offset by an increase of $37,349 in net interest expense resulting primarily from higher loan balances and banking expenses to FINOVA, the Company's primary lender.

     As a result of the foregoing, the net loss for the First Quarter Fiscal 1998 was $145,286, a decrease of $127,811 from a net loss of $273,097 for the First Quarter Fiscal 1997. The decrease in net loss for the First Quarter Fiscal 1998 as compared to the First Quarter Fiscal 1997 is primarily due to the decrease in SG&A expenses coupled with an increase in total other income as discussed above.

     Primary loss per share was $.18 for the First Quarter Fiscal 1998 as compared to a primary loss per share of $.40 for the First Quarter Fiscal 1997. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $.18 for the First Quarter Fiscal 1998 as compared to fully diluted loss of $.40 per share for the First Quarter Fiscal 1997. The primary and fully diluted income per share computation for the First Quarter Fiscal 1998 reflect accrued dividends on the Series A Convertible Preferred Stock which will be paid in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities.

     As of May 31, 1997, the Company had net operating loss carry forwards of approximately $6,500,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2011.

     The Company's working capital at May 31, 1997 was $1,174,282 as compared to $1,066,176 at February 28, 1997. The Company's working capital position increased by $108,106.

     On March 11, 1996, FINOVA Capital Corporation ("FINOVA") provided the Company with a 36-month Revolving Line of Credit of up to $1,500,000 (the "Loan"). The Company agreed to pay FINOVA interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 4%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first lien on all of the assets of the Company. Accordingly, the amount of available funds under the Loan may be substantially less than $1,500,000. In addition, $450,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of May 31, 1997, the outstanding balance on the Loan was $947,485 and approximately $3,000 in credit was available. The Loan is being used to provide working capital for current operations.

     On March 19, 1997, the Company repaid $575,000 against the amount of $740,000 in principal and accrued interest owing under a $600,000 promissory note issued to Halstead LLC ("Halstead"). This amount was required to be paid by the Company upon the Company's negotiated settlement with Tecnol which resulted in Tecnol paying the Company $575,000. On that same date, the Company issued Halstead a promissory note in the principal amount of $165,000 bearing 12% interest per annum due December 1997. The $165,000 promissory note represents the remaining principal amount owed of $25,000 plus the $140,000 in accrued interest under the $600,000 note. The promissory note is subordinated to FINOVA, the Company's primary lender, and is personally guaranteed by Mr. Reiner.

     On March 20, 1997, the Company borrowed $375,000 from J&C Resources, Inc. ("J&C Resources"), a company controlled by Mr. Johnston evidenced by a promissory note bearing 15% interest per annum due in March 1999. The promissory note is subordinated to FINOVA, and is personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued J&C Resources 50,000 shares of Common Stock and a warrant to purchase up to 16,667 shares of its Common Stock exercisable at $.60 per share at any time until March 17, 2001. The Company also entered into a two year consulting agreement with J&C Resources in which the Company is required to pay J&C Resources $50,000 per year for consulting services.

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

     On or about November 20, 1996, Tecnol initiated an arbitration action against the Company before the American Arbitration Association. Tecnol asserted claims allegedly arising out of Tecnol's purchase of the Company's medical product line in December 1995. On March 12, 1997, the Company settled the arbitration action initiated by Tecnol. Under the settlement agreement Tecnol paid the Company $575,000 in consideration for the cancellation by the Company of a $665,000 note due from Tecnol and the dismissal with prejudice of the arbitration action by both parties.

     In April 1997, the Company entered into a debt repayment agreement with Mr. Reiner. The amounts owed by Mr. Reiner will be repaid at varying amounts through April 2004. In addition, all amounts owed by Mr. Reiner are extended to April 2004 and no interest will be charged on the notes owed by Mr. Reiner and the Company will reimburse Mr. Reiner for certain income tax related considerations. In June 1997, the Company amended its debt repayment agreement with Mr. Reiner increasing the repayment amount for the next twelve months from approximately
$24,000 to $50,000. Due to the increase in payments from Mr. Reiner to the Company, the notes and accounts receivable from Mr. Reiner are being presented as a long term asset rather than a reduction of stockholders' equity in the financial statements as presented on the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997 previously filed with the Securities and Exchange Commission.

     In May 1997, the Company entered into a Working Capital Credit Facility agreement with Mr. Reiner in which Mr. Reiner is providing the Company with up to $200,000 in working capital on an as needed basis. Working capital advances are evidenced by demand promissory notes bearing 12% interest per annum due the earlier of (i) thirty (30) calendar days from the advance; (ii) the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) Mr. Reiner's demand with a five day notice to the Company. The promissory notes are subordinated to FINOVA with a junior lien on all assets of the Company. In connection with the financing, the Company gave Mr. Reiner, at his sole discretion, the right to convert any portion of the outstanding amount owed into the Company's common stock at 75% of the average closing bid price during the five (5) business days prior to the conversion as reported by Nasdaq. In addition, the Company issued Mr. Reiner a warrant to purchase up to 97,000 shares of its common stock exercisable at $1.35 per share at any time until May 22, 2004. As of May 31, 1997, the outstanding balance on the loans from Mr. Reiner was $40,000.

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

Item 3.      Defaults Upon Senior Securities
                    None

Item 4.      Submission of Matters to a Vote of Security Holders
                    None

Item 5.      Other Information
                    None

Item 6.      Exhibits and Reports on Form 8-K

             A.     Exhibit No.

                    10.90     Restated Debt  Repayment  Agreement  dated May 15,
                              1997 by and between the Registrant and Mr. Reiner.
                    10.91     Working Capital Credit Facility dated May 23, 1997
                              by and between the Registrant and Mr. Reiner.
                    11        Computation  of Primary  Earnings  per Share (page
                              10).
                    11.1      Computation  of Fully  Diluted  Earnings per Share
                              (page 11).
                    27        Financial Data Schedule.

             B.     Reports on Form 8-K

             The Company filed a Form 8-K dated March 19, 1997 to report the following events: (i) on March 19, 1997 the Company repaid $575,000 in against the amount of $740,000 in principal and accrued interest owing under a promissory note issued to Halstead LLC; (ii) on March 20, 1997 the Company borrowed $375,000 from J&C Resources, Inc.; and (iii) on March 27, 1997 the Company repaid $120,000 to Storz Instrument Company against a $350,000 note payable and amended its November 27, 1996 agreement.

                           SPARTA SURGICAL CORPORATION
                    COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                          Three Months Ended
                                                                May 31,
                                                      -------------------------
                                                          1997          1996
                                                          ----          ----
Shares outstanding at beginning of period ..........      764,249       641,138

Shares issued during the period (weighted average) .       53,251        49,243

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted average)            --            --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .....................           --            --
                                                      -----------   -----------
Total Primary Shares ...............................      817,500       690,381
                                                      ===========   ===========
Net Income (Loss) Applicable To Common Shareholders   $  (148,795)  $  (277,231)
                                                      ===========   ===========
Net Income (Loss) Per Primary Share ................  $      (.18)  $      (.40)
                                                      ===========   ===========

                           SPARTA SURGICAL CORPORATION
                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE


                                                          Three Months Ended
                                                                May 31,
                                                      -------------------------
                                                          1997          1996
                                                          ----          ----
Shares outstanding at beginning of period ..........      764,249       641,138

Shares issued during the period (weighted average) .       53,251        49,243

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted average)            --            --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .....................           --            --
                                                      -----------   -----------
Total Fully Diluted Shares .........................      817,500       690,381
                                                      ===========   ===========
Net Income (Loss) Applicable To Common Shareholders   $  (148,795)  $  (277,231)
                                                      ===========   ===========
Net Income (Loss) Per Fully Diluted Share ..........  $      (.18)  $      (.40)
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

Sparta Surgical Corporation



     Thomas F. Reiner
---------------------------
Thomas F. Reiner
Chairman of the Board
President & CEO


     Wm. Samuel Veazey
---------------------------
Wm. Samuel Veazey
Vice President of Finance
and Administration


June 23, 1997

                       SECURITIES AND EXCHANGE COMMISSION

                                    EXHIBITS
                                       TO
                                  FORM 10-QSB

                       FOR THE QUARTER ENDED MAY 31, 1997