Form 10QSB
period 1997-08-31
SPARTA SURGICAL CORP
filed 1997-10-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For the quarter ended August 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 31, 1996, 915,904 shares of Common Stock, 135,483 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number

Part I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance
                      Sheet as of August 31, 1997                          1 - 2

                      Condensed Consolidated Statements
                      of Operations for the three months and
                      six months ended August 31, 1997 and 1996                3

                      Condensed Consolidated Statements
                      of Cash Flows for the six months
                      ended August 31, 1997 and 1996                           4

                      Notes to Financial Statements                            5

           Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            6 - 9

Part II.   Other Information and Signatures                              10 - 13

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 1997
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $        --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $30,381 .........................           335,160
 Inventories ................................................         2,260,668
 Prepaid expenses ...........................................            51,703
                                                                    -----------
    Total Current Assets ....................................         2,647,531
                                                                    -----------
Property and Equipment, at cost:
 Machinery and equipment ....................................           491,923
 Leasehold improvements .....................................            15,733
                                                                    -----------
                                                                        507,656
Less accumulated depreciation ...............................          (281,533)
                                                                    -----------
    Net Property and Equipment ..............................           226,123
                                                                    -----------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................           987,809
 Deposits and other .........................................           134,240
 Notes receivable - related entities ........................           561,690
                                                                    -----------
     Total Other Assets .....................................         1,683,739
                                                                    -----------
     Total Assets ...........................................       $ 4,557,393
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 1997
                                   (Unaudited)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade ......................................    $   482,171
 Accrued expenses:
  Payroll taxes and wages ......................................         64,077
  Interest and other ...........................................         20,053
  Other liabilities ............................................        147,380
 Dividends payable .............................................         17,542
 Notes payable .................................................        165,000
 Royalties payable .............................................         44,215
 Current portion of long-term debt .............................        428,937
                                                                    -----------
     Total Current Liabilities .................................      1,369,375
                                                                    -----------
Long-Term Debt, net of current portion above:
 Obligations under capital leases ..............................         93,033
 Financial institutions and other ..............................      2,334,670
 Less current portion above ....................................       (428,937)
                                                                    -----------
       Total Long-Term Debt ....................................      1,998,766
                                                                    -----------
Other liabilities ..............................................        178,466
                                                                    -----------
Commitments and contingencies ..................................             --

Stockholders' Equity:
 Preferred stock: $4.00 par value, 750,000 shares authorized;
   Non-cumulative Convertible Redeemable Preferred Stock:
    165,000 shares authorized, 135,483 shares issued
     and outstanding ...........................................        541,932
   Series A Cumulative Convertible Preferred Stock:
    30,000 shares authorized, 28,068 shares issued
     and outstanding ...........................................        112,272
 Common Stock: $.002 par value, 8,000,000 shares authorized,
   915,904 shares issued and outstanding .......................          1,833
 Additional paid in capital ....................................      8,283,939
 Accumulated deficit ...........................................     (7,929,190)
                                                                    -----------
      Total Stockholders' Equity ...............................      1,010,786
                                                                    -----------
      Total Liabilities and Stockholders' Equity ...............    $ 4,557,393
                                                                    ===========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements



                                                     SPARTA SURGICAL CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                      Three Months Ended                     Six Months Ended
                                                                           August 31,                            August 31,
                                                               ------------------------------        ------------------------------
                                                                    1997               1996               1997              1996
                                                                    ----               ----               ----              ----
Net Sales ..............................................       $   560,027        $   472,678        $ 1,209,567        $ 1,057,631
Cost of sales ..........................................           262,937            198,086            584,836            440,737
                                                               -----------        -----------        -----------        -----------
     Gross Profit ......................................           297,090            274,592            624,731            616,894

Selling, general and administrative
 expenses ..............................................           400,110            552,051            824,277          1,064,292
Research and development expense .......................             3,192              8,525              5,105             26,500
Depreciation and amortization ..........................            78,345             60,638            145,249            118,227
Settlement of litigation ...............................                --            695,712                 --            695,712
                                                               -----------        -----------        -----------        -----------
  Income (Loss) From Operations ........................          (184,557)        (1,042,334)          (349,900)        (1,287,837)
                                                               -----------        -----------        -----------        -----------
Other Income (Expense):
  Interest and other income ............................                --              3,164             85,000              7,349
  Interest expense .....................................           (72,042)           (96,359)          (136,985)          (128,138)
                                                               -----------        -----------        -----------        -----------
     Total Other Income (Expense) ......................           (72,042)           (93,195)           (51,985)          (120,789)
                                                               -----------        -----------        -----------        -----------
Income (Loss) Before Provision
 for Income Taxes ......................................          (256,599)        (1,135,529)          (401,885)        (1,408,626)
Provision for income taxes .............................                --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) ......................................          (256,599)        (1,135,529)          (401,885)        (1,408,626)
Preferred stock dividends ..............................           (17,542)           (88,951)           (21,051)           (93,085)
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) Applicable to
 Common Stockholders ...................................       $  (274,141)       $(1,224,480)       $  (422,936)       $(1,501,711)
                                                               ===========        ===========        ===========        ===========
Net Income (Loss) Per Share of
 Common Stock:
  Primary:
   Weighted average number of
    common shares outstanding ..........................           868,032            748,173            842,568            719,098
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $      (.32)       $     (1.64)       $      (.50)       $     (2.09)
                                                               ===========        ===========        ===========        ===========
  Fully diluted:
   Weighted average number of
    common shares outstanding ..........................           868,032            748,173            842,568            719,098
                                                               ===========        ===========        ===========        ===========
     Net income (loss) per common share ................       $      (.32)       $     (1.64)       $      (.50)       $     (2.09)
                                                               ===========        ===========        ===========        ===========


                                               The accompanying notes are an integral
                                      part of these condensed consolidated financial statements


                                                                 -3-



                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months Ended
                                                              August 31,
                                                     --------------------------
                                                          1997          1996
                                                          ----          ----
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $  (401,885)   $(1,408,626)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization ................       145,249        118,227
    Settlement of litigation .....................            --        433,212
    Reduction of accrued liabilities .............       (85,000)            --
    Changes in assets and liabilities:
     (Increase) Decrease in accounts receivable ..       (13,483)        31,695
     (Increase) Decrease in inventories ..........          (209)        53,698
     (Increase) Decrease in prepaid expenses
      and other ..................................        (9,433)        (2,932)
     (Increase) in deposits and other ............       (35,310)        (3,298)
     (Decrease) in accounts payable and
      accrued expenses ...........................      (487,114)      (168,687)
                                                     -----------    -----------
     Net Cash (Used) By Operating Activities .....      (887,185)      (946,711)
                                                     -----------    -----------
Cash Flows From Investing Activities:
 Capital expenditures ............................        (5,967)        (1,705)
 Increase in intangible assets ...................      (109,581)       (36,438)
 Increase in receivables from related entities ...         7,672         (3,693)
 Principal payments received on notes receivable .       578,399             --
                                                     -----------    -----------
     Net Cash Provided (Used) By Investing
      Activities .................................       470,523        (41,836)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from  borrowing ........................     3,525,558      2,092,969
 Principal payments on notes payable .............    (3,106,396)    (1,181,719)
 Principal payments on accrued royalties .........        (2,500)       (40,203)
 Issuance of common stock upon exercise
  of Warrants ....................................            --        117,500
                                                     -----------    -----------
     Net Cash Provided By Financing Activities ...       416,662        988,547
                                                     -----------    -----------
     Net Increase (Decrease) in Cash and
      Cash Equivalents ...........................            --             --
     Cash and Cash Equivalents at Beginning
      of Period ..................................            --             --
                                                     -----------    -----------
     Cash and Cash Equivalents at End of Period ..   $        --    $        --
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
    Interest .....................................   $    80,619    $    52,522
    Income taxes .................................            --             --

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
   Conversion of Preferred Stock
    into Common Stock ............................   $   100,780    $   511,908
   Dividends payable on Series A
    Convertible Preferred Stock ..................        17,542         17,543
   Stock dividends paid on Series A
    Convertible Preferred Stock ..................         3,509          4,134
   Stock dividends paid on Redeemable
    Preferred Stock ..............................            --         71,409
   Issuance of Common Stock and Warrants
    in payment of loan costs .....................       235,950             --


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended August 31, 1997 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended August 31, 1997
as Compared to Three months ended August 31, 1996

     Net sales for the three months ended August 31, 1997 ("Second Quarter Fiscal 1998") were $560,027, a 18.5% increase from net sales of $472,678 for the three month period ended August 31, 1996 ("Second Quarter Fiscal 1997"). The net sales increase during the Second Quarter Fiscal 1998 as compared to the Second Quarter Fiscal 1997 is the result of a decrease of $15,420 or 5.6% in surgical product sales from $275,404 to $259,984 offset by an increase of $102,769 or 52.1% in electrotherapy product sales from $197,274 to $300,043. The net loss for the Second Quarter Fiscal 1998 was $256,599, a decrease of $878,930 from a net loss of $1,135,529 for the Second Quarter Fiscal 1997. The decrease in net loss is primarily due to the increase in net sales and the corresponding increase in gross profit coupled with a one time $695,712 expense related to the settlement of litigation and legal expenses in the approximate amount of $100,000 which were incurred in connection with the Company's various litigation proceedings during the Second Quarter Fiscal 1997.

Six months ended August 31, 1997
as Compared to Six months ended August 31, 1996

     Net sales for the six months ended August 31, 1997 ("Six Months Fiscal 1998") were $1,209,567, a 14.4% increase from net sales of $1,057,631 for the six months ended August 31, 1996 ("Six Months Fiscal 1997"). The net sales increase during the Six Months Fiscal 1998 as compared to the Six Months Fiscal 1997 is the result of an increase of $200,095 or 42.8% in electrotherapy product sales from $467,088 to $667,183 coupled with a decrease of $48,159 or 8.2% in surgical product sales from $590,543 to $542,384. The increase in sales for the electrotherapy product line can be primarily attributed to the receipt of two non-cancelable purchase orders from Henley Healthcare ("Henley") in the approximate aggregate amount of $600,000. During the Six Months Fiscal 1997 the Company had approximately $265,000 in sales to Henley. Consistent with the Company's efforts to increase sales, in August 1997, the Company signed a three year $1,200,000 exclusive manufacturing agreement with Henley appointing the Company as the sole developer and manufacturer of Henley's patented SYNAPS/T.E.A.M. Analgesia unit.

     Since the sale of the wound care product line in December 1995, the Company's acquisition search efforts have increased significantly as the focus remains in the identification and review of a number of candidates. In addition, to help us grow through acquisitions, in July 1997, the Company obtained a $2.5 million line of credit from NationsCredit Commercial Corporation, A NationsBank Company.

     Gross profit was $624,731 or 51.6% of net sales for the Six Months Fiscal 1998 as compared to $616,894 or 58.3% of net sales for the Six Months Fiscal 1997. The decrease in gross profit percentage is primarily due to the increase in electrotherapy product sales. In general, the electrotherapy product line generates lower gross profits than the surgical product line.

     Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 1998 were $824,277, a 22.6% decrease from SG&A expenses of $1,064,292 for the Six Months Fiscal 1997. The decrease in SG&A expenses for the Six Months Fiscal 1998 as compared to the Six Months Fiscal 1997 is primarily due to legal expenses incurred during the Six Months Fiscal 1997 which were not repeated during the Six Months Fiscal 1998. In addition, lower SG&A expenses were experienced for the Six Months Fiscal 1998 due to the Company's implementation in June 1997 of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program.

     Research and development ("R&D") expenses for the Six Months Fiscal 1998 were $5,105, a 80.7% decrease from R&D expenses of $26,500 for the Six Months Fiscal 1997. In Fiscal 1997, the Company R&D efforts were focused on its redesign of the TENS units resulting in increased quality and lower product cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for the Six Months Fiscal 1998 were $145,249, a 22.9% increase from D&A expenses of $118,227 for the Six Months Fiscal 1997. During the Six Months Fiscal 1998, D&A expenses increased due to the amortization of $127,500, over a two year period and $108,000 over a four year period, resulting from the issuance of common stock and warrants in payment of loan costs. See " - Liquidity and Capital Resources".

     Total other expense for the Six Months Fiscal 1998 was $51,985, a decrease of $68,804 from total other expense of $120,789 for the Six Months Fiscal 1997. The decrease in total other expense is primarily due to the reduction of $85,000 in accrued liabilities offset by an increase of $8,847 in net interest expense resulting primarily from higher loan balances and banking expenses to the Company's primary lender.

     As a result of the foregoing, the net loss for the Six Months Fiscal 1998 was $401,885, a decrease of $1,006,741 from a net loss of $1,408,626 for the Six Months Fiscal 1997. The decrease in net loss for the Six Months Fiscal 1998 as compared to the Six Months Fiscal 1997 is primarily due to the decrease in SG&A expenses, a settlement expense in the amount of $695,712 incurred during the Six Months Fiscal 1997 which was not repeated during the Six Months Fiscal 1998 and a decrease in total other expense as discussed above.

     Primary loss per share was $.50 for the Six Months Fiscal 1998 as compared to a primary loss per share of $2.09 for the Six Months Fiscal 1997. Fully diluted loss per share, which assumes all dilutive preferred share conversions and the exercise of all dilutive stock options and warrants, was $.50 for the Six Months Fiscal 1998 as compared to fully diluted loss of $2.09 per share for the Six Months Fiscal 1997. The primary and fully diluted income per share computation for the Six Months Fiscal 1998 reflect accrued dividends on the Series A Convertible Preferred Stock which were paid in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities.

     As of August 31, 1997, the Company had net operating loss carry forwards of approximately $6,500,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2012.

     The Company's working capital at August 31, 1997 was $1,278,156 as compared to $1,066,176 at February 28, 1997. The Company's working capital position increased by $211,980.

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

     On March 19, 1997, the Company repaid $575,000 against the amount of $740,000 in principal and accrued interest owing under a $600,000 promissory note issued to Halstead LLC ("Halstead"), a company controlled by Charles C. Johnston ("Mr. Johnston"), a principal stockholder of the Company. This amount was required to be paid by the Company upon the Company's negotiated settlement with Tecnol which resulted in Tecnol paying the Company $575,000. On that same date, the Company issued Halstead a promissory note in the principal amount of $165,000 bearing 12% interest per annum due December 1997. The $165,000 promissory note represents the remaining principal amount owed of $25,000 plus the $140,000 in accrued interest under the $600,000 note. The promissory note is personally guaranteed by Mr. Reiner.

     On March 20, 1997, the Company borrowed $375,000 from J&C Resources, Inc. ("J&C Resources"), a company controlled by Mr. Johnston evidenced by a promissory note bearing 15% interest per annum due in March 1999. The promissory note is personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued J&C Resources 50,000 shares of Common Stock and a warrant to purchase up to 16,667 shares of its Common Stock exercisable at $.60 per share at any time until March 17, 2001. The Company also entered into a two year consulting agreement with J&C Resources in which the Company is required to pay J&C Resources $50,000 per year for consulting services.

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

     In May 1997, the Company entered into a working capital credit facility agreement with Mr. Reiner pursuant to which Mr. Reiner is providing the Company with up to $200,000 in working capital on an as needed basis. Working capital advances are evidenced by demand promissory notes bearing 12% interest per annum due the earlier of (i) thirty (30) calendar days from the advance; (ii) the closing of a minimum of $1,000,000 equity or debt financing by the Company; or
(iii) Mr. Reiner's demand with a five day notice to the Company. The promissory notes are subordinated to the Company's senior lender with a junior lien on all assets of the Company. In connection with the financing, the Company gave Mr. Reiner the right to convert any portion of the outstanding amount owed into the Company's Common Stock at 75% of the average closing bid price during the five
(5) business days prior to the conversion as reported by Nasdaq. In addition, the Company issued Mr. Reiner a warrant to purchase up to 97,000 shares of its common stock exercisable at $1.28 per share at any time until May 21, 2002. As of October 10, 1997, the outstanding balance on the loans from Mr. Reiner was $30,000.

     On July 25, 1997, NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of August 31, 1997, the outstanding balance on the Loan was $1,598,974 and approximately $10,000 in credit was available. The Loan is being used to provide working capital for current operations.

     In connection with the financing, the Company issued NationsCredit a warrant to purchase up to 42,500 shares of its Common Stock exercisable at $1.11 per share at any time until July 25, 2002. In consideration for Mr. Reiner providing his personal guarantee for the NationsCredit Loan, on July 25, 1997, the Company issued to Mr. Reiner 80,000 shares of Common Stock and an option to purchase up to 150,000 of its Common Stock exercisable at $1.25 per share at any time until July 25, 2004.

     On August 22, 1997, the Nasdaq Stock Market received approval from the Securities and Exchange Commission for the proposed changes to its listing requirements. These changes materially enhance the threshold criteria necessary to qualify for listing on the Nasdaq National and SmallCap Markets. The new listing requirements for continued listing will become effective on February 23, 1998. Currently the Company does not meet the new net tangible/market capitalization/net income requirements for continued listing on the Nasdaq SmallCap Market and no assurance can be given that the Company will be able to meet such requirement. If the Company is unable to meet the new listing requirements, its securities will be subject to delisting from the Nasdaq SmallCap Market. Trading, if any, in the Company's securities would thereafter be conducted in the OTC Bulletin Board which could substantially reduce the markets for the Company's securities.

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

Item 5.  Other Information
                None

Item 6.  Exhibits and Reports on Form 8-K

         A.     Exhibits

                Computation of Primary Earnings Per Share (Page 11) Computation of Fully Diluted Earnings Per Share (Page 12)
                Exhibit 27 - Financial Data Schedule

         B.     Reports on Form 8-K

                The Company filed a Form 8-K dated July 25, 1997 which reported the receipt of a line of credit from NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation.



                                                     SPARTA SURGICAL CORPORATION
                                              COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                                                       Three Months Ended                    Six Months Ended
                                                                            August 31,                           August 31,
                                                                  -----------------------------       -----------------------------
                                                                      1997              1996              1997               1996
                                                                      ----              ----              ----               ----
Shares outstanding at beginning of period ..................          833,089           733,921           764,249           641,138

Shares issued during the period
(weighted average) .........................................           34,943            14,252            78,319            77,960

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted
average) ...................................................               --                --                --                --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .............................               --                --                --                --
                                                                  -----------       -----------       -----------       -----------
Total Primary Shares .......................................          868,032           748,173           842,568           719,098
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Applicable to Common Stockholders ........      $  (274,141)      $(1,224,480)      $  (422,936)      $(1,501,711)
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Per Primary Share ........................      $      (.32)      $     (1.64)      $      (.50)      $     (2.09)
                                                                  ===========       ===========       ===========       ===========


                                                                -11-





                                                     SPARTA SURGICAL CORPORATION
                                           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                                       Three Months Ended                    Six Months Ended
                                                                            August 31,                           August 31,
                                                                  -----------------------------       -----------------------------
                                                                      1997              1996              1997               1996
                                                                      ----              ----              ----               ----
Shares outstanding at beginning of period ..................          833,089           733,921           764,249           641,138

Shares issued during the period
(weighted average) .........................................           34,943            14,252            78,319            77,960

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted
average) ...................................................               --                --                --                --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .............................               --                --                --                --
                                                                  -----------       -----------       -----------       -----------
Total Fully Diluted Shares .................................          868,032           748,173           842,568           719,098
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Applicable to Common Stockholders ........      $  (274,141)      $(1,224,480)      $  (422,936)      $(1,501,711)
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Per Fully Diluted Share ..................      $      (.32)      $     (1.64)      $      (.50)      $     (2.09)
                                                                  ===========       ===========       ===========       ===========


                                                                -12-



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


October 15, 1997