Form 10QSB
period 1997-11-30
SPARTA SURGICAL CORP
filed 1998-01-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                     For the quarter ended November 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 30, 1997, 928,464 shares of Common Stock, 122,583 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number

Part I.    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Balance
                      Sheet as of November 30, 1997                        1 - 2

                      Condensed Consolidated Statements
                      of Operations for the three months and
                      nine months ended November 30, 1997 and 1996             3

                      Condensed Consolidated Statements
                      of Cash Flows for the nine months
                      ended November 30, 1997 and 1996                         4

                      Notes to Financial Statements                            5

           Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            6 - 9

Part II.   Other Information and Signatures                              10 - 13

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               November 30, 1997
                                   (Unaudited)

                                     ASSETS


Current Assets:
 Cash and cash equivalents ..................................       $        --
 Accounts receivable - trade, net of allowance
   for doubtful accounts of $34,131 .........................           374,402
 Inventories ................................................         2,161,036
 Prepaid expenses ...........................................            73,674
                                                                    -----------
    Total Current Assets ....................................         2,609,112
                                                                    -----------
Property and Equipment, at cost:
 Machinery and equipment ....................................           491,923
 Leasehold improvements .....................................            15,733
                                                                    -----------
                                                                        507,656
Less accumulated depreciation ...............................          (298,188)
                                                                    -----------
    Net Property and Equipment ..............................           209,468
                                                                    -----------
Other Assets:
 Intangible assets, net of
  accumulated amortization ..................................           928,027
 Deposits and other .........................................           139,604
 Notes receivable - related entities ........................           512,095
                                                                    -----------
     Total Other Assets .....................................         1,579,726
                                                                    -----------
     Total Assets ...........................................       $ 4,398,306
                                                                    ===========


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 November 30, 1997
                                   (Unaudited)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade ......................................    $   656,448
 Accrued expenses:
  Payroll taxes and wages ......................................         48,538
  Interest and other ...........................................          7,383
  Other liabilities ............................................        147,380
 Dividends payable .............................................          3,509
 Notes payable .................................................        165,000
 Royalties payable .............................................         40,465
 Current portion of long-term debt .............................        238,882
                                                                    -----------
     Total Current Liabilities .................................      1,307,605
                                                                    -----------
Long-Term Debt, net of current portion above:
 Obligations under capital leases ..............................         83,023
 Financial institutions and other ..............................      2,275,702
 Less current portion above ....................................       (238,882)
                                                                    -----------
       Total Long-Term Debt ....................................      2,119,843
                                                                    -----------
Other liabilities ..............................................        162,047
                                                                    -----------
Commitments and contingencies ..................................             --

Stockholders' Equity:
 Preferred stock: $4.00 par value, 750,000 shares authorized;
   Non-cumulative Convertible Redeemable Preferred Stock:
    165,000 shares authorized, 122,583 shares issued
     and outstanding ...........................................        490,332
   Series A Cumulative Convertible Preferred Stock:
    30,000 shares authorized, 28,068 shares issued
     and outstanding ...........................................        112,272
 Common Stock: $.002 par value, 8,000,000 shares authorized,
   928,464 shares issued and outstanding .......................          1,857
 Additional paid in capital ....................................      8,353,057
 Accumulated deficit ...........................................     (8,148,707)
                                                                    -----------
      Total Stockholders' Equity ...............................        808,811
                                                                    -----------
      Total Liabilities and Stockholders' Equity ...............    $ 4,398,306
                                                                    ===========


                     The accompanying notes are an integral
           part of these condensed consolidated financial statements



                                                     SPARTA SURGICAL CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         November 30,                          November 30,
                                                               ------------------------------        ------------------------------
                                                                    1997               1996               1997              1996
                                                                    ----               ----               ----              ----
Net Sales ..............................................       $   609,199        $   581,683        $ 1,818,766        $ 1,639,314
Cost of sales ..........................................           299,451            245,084            884,287            685,821
                                                               -----------        -----------        -----------        -----------
     Gross Profit ......................................           309,748            336,599            934,479            953,493

Selling, general and administrative
 expenses ..............................................           365,918            418,890          1,190,195          1,483,182
Research and development expense .......................             2,582             13,352              7,687             39,852
Depreciation and amortization ..........................            83,724             59,599            228,973            177,826
Settlement of litigation ...............................                --            160,000                 --            855,712
                                                               -----------        -----------        -----------        -----------
  Income (Loss) From Operations ........................          (142,476)          (315,242)          (492,376)        (1,603,079)
                                                               -----------        -----------        -----------        -----------
Other Income (Expense):
  Interest and other income ............................                --              3,248             85,000             10,597
  Interest expense .....................................           (73,532)           (42,497)          (210,517)          (170,635)
                                                               -----------        -----------        -----------        -----------
     Total Other Income (Expense) ......................           (73,532)           (39,249)          (125,517)          (160,038)
                                                               -----------        -----------        -----------        -----------
Income (Loss) Before Provision
 for Income Taxes ......................................          (216,008)          (354,491)          (617,893)        (1,763,117)
Provision for income taxes .............................                --              4,703                 --              4,703
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) ......................................          (216,008)          (359,194)          (617,893)        (1,767,820)
Preferred stock dividends ..............................            (3,509)            (3,509)           (24,560)           (96,594)
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) Applicable to
 Common Stockholders ...................................       $  (219,517)       $  (362,703)       $  (642,453)       $(1,864,414)
                                                               ===========        ===========        ===========        ===========
Net Income (Loss) Per Share of
 Common Stock:
  Primary:
   Weighted average number of
    common shares outstanding ..........................           924,033            760,338            869,667            732,757
                                                               ===========        ===========        ===========        ===========
    Net income (loss) per common share .................       $      (.24)       $      (.48)       $      (.74)       $     (2.54)
                                                               ===========        ===========        ===========        ===========
  Fully diluted:
   Weighted average number of
    common shares outstanding ..........................           924,033            760,338            869,667            732,757
                                                               ===========        ===========        ===========        ===========
     Net income (loss) per common share ................       $      (.24)       $      (.48)       $      (.74)       $     (2.54)
                                                               ===========        ===========        ===========        ===========


                                               The accompanying notes are an integral
                                      part of these condensed consolidated financial statements


                                                                 -3-



                           SPARTA SURGICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                             November 30,
                                                     --------------------------
                                                          1997          1996
                                                          ----          ----
Cash Flows From Operating Activities:
 Net income (loss) ...............................   $  (617,893)   $(1,767,820)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization ................       228,973        177,826
    Settlement of litigation .....................            --        433,212
    Reduction of accrued liabilities .............       (85,000)            --
    Changes in assets and liabilities:
     (Increase) in accounts receivable ...........       (52,725)       (25,005)
     Decrease in inventories .....................        99,423         75,444
     (Increase) Decrease in prepaid expenses
      and other ..................................       (31,404)        15,942
     (Increase) in deposits and other ............       (40,674)        (4,351)
     (Decrease) in accounts payable and
      accrued expenses ...........................      (357,465)      (284,117)
                                                     -----------    -----------
     Net Cash (Used) By Operating Activities .....      (856,765)    (1,378,869)
                                                     -----------    -----------
Cash Flows From Investing Activities:
 Capital expenditures ............................        (5,967)       (11,131)
 (Increase) in intangible assets .................      (116,868)       (31,951)
 (Increase) Decrease in receivables
  from related entities ..........................        17,267         (6,930)
 Principal payments received on notes receivable .       578,399             --
                                                     -----------    -----------
     Net Cash Provided (Used) By Investing
      Activities .................................       472,831        (50,012)
                                                     -----------    -----------
Cash Flows From Financing Activities:
 Proceeds from  borrowing ........................     4,118,482      3,186,542
 Principal payments on notes payable .............    (3,728,298)    (1,834,958)
 Principal payments on accrued royalties .........        (6,250)       (40,203)
 Issuance of common stock upon exercise
  of Warrants ....................................            --        117,500
                                                     -----------    -----------
     Net Cash Provided By Financing Activities ...       383,934      1,428,881
                                                     -----------    -----------
     Net Increase (Decrease) in Cash and
      Cash Equivalents ...........................            --             --
     Cash and Cash Equivalents at Beginning
      of Period ..................................            --             --
                                                     -----------    -----------
     Cash and Cash Equivalents at End of Period ..   $        --    $        --
                                                     ===========    ===========
Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
    Interest .....................................   $   140,030    $    98,211
    Income taxes .................................            --          4,703

Supplemental Disclosure of Noncash
 Investing and Financing Activities:
   Conversion of Preferred Stock
    into Common Stock ............................   $   152,380    $   522,088
   Dividends payable on Series A
    Convertible Preferred Stock ..................         3,509         21,677
   Stock dividends paid on Series A
    Convertible Preferred Stock ..................        21,051          3,509
   Stock dividends paid on Redeemable
    Preferred Stock ..............................            --         71,409
   Issuance of Common Stock and Warrants
    in payment of loan costs .....................       235,950             --


                     The accompanying notes are an integral
            part of these condensed consolidated financial statements

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended November 30, 1997 are not necessarily indicative of results of operations that may be expected for the year ending February 28, 1998. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997 previously filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended November 30, 1997
as Compared to Three months ended November 30, 1996

     Net sales for the three months ended November 30, 1997 ("Third Quarter Fiscal 1998") were $609,199, a 4.7% increase from net sales of $581,683 for the three month period ended November 30, 1996 ("Third Quarter Fiscal 1997"). The net sales increase during the Third Quarter Fiscal 1998 as compared to the Third Quarter Fiscal 1997 is the result of a decrease of $53,258 or 16.9% in surgical product sales from $315,967 to $262,709 offset by an increase of $80,774 or 30.4% in electrotherapy product sales from $265,716 to $346,490. The net loss for the Third Quarter Fiscal 1998 was $216,008, a decrease of $143,186 from a net loss of $359,194 for the Third Quarter Fiscal 1997. The decrease in net loss is primarily due to a one time $160,000 expense related to the settlement of a litigation proceeding which was incurred during the Third Quarter Fiscal 1997.

Nine months ended November 30, 1997
as Compared to Nine months ended  November 30, 1996

     Net sales for the nine months ended November 30, 1997 ("Nine Months Fiscal 1998") were $1,818,766, a 11.0% increase from net sales of $1,639,314 for the nine months ended November 30, 1996 ("Nine Months Fiscal 1997"). The net sales increase during the Nine Months Fiscal 1998 as compared to the Nine Months Fiscal 1997 is the result of an increase of $280,869 or 38.3% in electrotherapy product sales from $732,804 to $1,013,673 coupled with a decrease of $101,417 or 11.2% in surgical product sales from $906,510 to $805,093. The increase in sales for the electrotherapy product line can be primarily attributed to the receipt of two non-cancelable purchase orders from Henley Healthcare ("Henley") in the approximate aggregate amount of $600,000. During the Nine Months Fiscal 1997 the Company had approximately $400,000 in sales to Henley. Consistent with the Company's efforts to increase sales, in August 1997, the Company signed a three year $1,200,000 exclusive manufacturing agreement with Henley appointing the Company as the sole developer and manufacturer of Henley's patented SYNAPS/T.E.A.M. Analgesia unit. The Company anticipates it will commence shipments under this agreement in April 1998.

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

     Gross profit was $934,479 or 51.4% of net sales for the Nine Months Fiscal 1998 as compared to $953,493 or 58.2% of net sales for the Nine Months Fiscal 1997. The decrease in gross profit percentage is primarily due to the increase in electrotherapy product sales. In general, the electrotherapy product line generates lower gross profits than the surgical product line.

     Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 1998 were $1,190,195, a 19.8% decrease from SG&A expenses of $1,483,182 for the Nine Months Fiscal 1997. The decrease in SG&A expenses for the Nine Months Fiscal 1998 as compared to the Nine Months Fiscal 1997 is primarily due to legal expenses incurred during the Nine Months Fiscal 1997 which were not repeated during the Nine Months Fiscal 1998. In addition, lower SG&A expenses were experienced for the Nine Months Fiscal 1998 due to the Company's implementation in June 1997 of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program.

     Research and development ("R&D") expenses for the Nine Months Fiscal 1998 were $7,687, a 80.7% decrease from R&D expenses of $39,852 for the Nine Months Fiscal 1997. In Fiscal 1997, the Company R&D efforts were focused on its redesign of the TENS units resulting in increased quality and lower product cost for the electrotherapy product line.

     Depreciation and amortization ("D&A") expenses for the Nine Months Fiscal 1998 were $228,973, a 28.8% increase from D&A expenses of $177,826 for the Nine Months Fiscal 1997. During the Nine Months Fiscal 1998, D&A expenses increased due to the amortization of $127,500, over a two year period and $108,000 over a four year period, resulting from the issuance of common stock and warrants in payment of loan costs. See "Liquidity and Capital Resources".

     Total other expense for the Nine Months Fiscal 1998 was $125,517, a decrease of $34,521 from total other expense of $160,038 for the Nine Months Fiscal 1997. The decrease in total other expense is primarily due to the reduction of $85,000 in accrued liabilities offset by an increase of $39,882 in net interest expense resulting primarily from higher loan balances and banking expenses to the Company's primary lender.

     As a result of the foregoing, the net loss for the Nine Months Fiscal 1998 was $617,893, a decrease of $1,149,927 from a net loss of $1,767,820 for the Nine Months Fiscal 1997. The decrease in net loss for the Nine Months Fiscal 1998 as compared to the Nine Months Fiscal 1997 is primarily due to a decrease in SG&A expenses, a settlement expense in the amount of $855,712 incurred during the Nine Months Fiscal 1997 which was not repeated during the Nine Months Fiscal 1998 and a decrease in total other expense as discussed above.

     Primary and fully diluted loss per share was $.74 for the Nine Months Fiscal 1998 as compared to a primary and fully diluted loss per share of $2.54 for the Nine Months Fiscal 1997. The primary and fully diluted loss per share computation for the Nine Months Fiscal 1998 reflect accrued dividends on the Series A Convertible Preferred Stock which were paid in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities.

     As of November 30, 1997, the Company had net operating loss carry forwards of approximately $6,500,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2012.

     The Company's working capital at November 30, 1997 was $1,301,507 as compared to $1,066,176 at February 28, 1997. The Company's working capital position increased by $235,331.

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

     On March 19, 1997, the Company repaid $575,000 against the amount of $740,000 in principal and accrued interest owing under a $600,000 promissory note issued to Halstead LLC ("Halstead") a company controlled by Charles C. Johnston ("Mr. Johnston"), a principal stockholder of the Company. This amount was required to be paid by the Company upon the Company's negotiated settlement with Tecnol which resulted in Tecnol paying the Company $575,000. On that same date, the Company issued Halstead a promissory note in the principal amount of $165,000 bearing 12% interest per annum due December 1997. The $165,000 promissory note represents the remaining principal amount owed of $25,000 plus the $140,000 in accrued interest under the $600,000 note. The promissory note is personally guaranteed by Mr. Reiner. As of January 14, 1998, the Company had not made any payments against the $165,000 promissory note.

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

     In April 1997, the Company entered into a debt repayment agreement with Mr. Reiner. The amounts owed by Mr. Reiner will be repaid at varying amounts through April 2004. In addition, all amounts owed by Mr. Reiner are extended to April 2004 and no interest will be charged on the notes owed by Mr. Reiner and the Company will reimburse Mr. Reiner for certain income tax related considerations. In June 1997, the Company amended its debt repayment agreement with Mr. Reiner increasing the repayment amount for the next twelve months from approximately
$24,000 to $50,000. Due to the increase in payments from Mr. Reiner to the Company, the notes and accounts receivable from Mr. Reiner are being presented as a long term asset rather than a reduction of stockholders' equity in the financial statements as presented on the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997 previously filed with the Securities and Exchange Commission. As of January 14, 1998, Mr. Reiner had repaid approximately $21,000 to the Company.

     In May 1997, the Company entered into a working capital credit facility agreement with Mr. Reiner pursuant to which Mr. Reiner is providing the Company with up to $200,000 in working capital on an as needed basis. Working capital advances are evidenced by demand promissory notes bearing 12% interest per annum due the earlier of (i) thirty (30) calendar days from the advance; (ii) the closing of a minimum of $1,000,000 equity or debt financing by the Company; or
(iii) Mr. Reiner's demand with a five day notice to the Company. The promissory notes are subordinated to the Company's senior lender with a junior lien on all assets of the Company. In connection with the financing, the Company gave Mr. Reiner the right to convert any portion of the outstanding amount owed into the Company's Common Stock at 75% of the average closing bid price during the five
(5) business days prior to the conversion as reported by Nasdaq. In addition, the Company issued Mr. Reiner a warrant to purchase up to 97,000 shares of its common stock exercisable at $1.28 per share at any time until May 21, 2002. As of January 14, 1998, the outstanding balance on the loans from Mr. Reiner was $66,500.

     On July 25, 1997, NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of November 30, 1997, the outstanding balance on the Loan was $1,568,534 and approximately $25,000 in credit was available. The Loan is being used to provide working capital for current operations.

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

         The Company relies on outside suppliers for many components of its products. From time to time the Company has experienced difficulties in obtaining some components, and there can be no assurance that its manufacturing sources will be able to meet the Company's product needs on a timely basis. At present the Company obtains its TENS units and certain of its surgical disposables from single sources. Although the Company procures its TENS units under a manufacturing agreement, a lack of availability of product from its current supplier would have a material adverse effect on the Company's operations.

         Net sales to Henley accounted for approximately 22% of the Company's revenues for the Nine Month Fiscal 1998. Although the Company has non-cancelable purchase orders and a manufacturing contract from Henley for its electrotherapy products, the loss of Henley as a customer would have a material adverse effect on the Company's operations.

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

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on November 25, 1997 in which shareholders of the Company approved all three matters voted upon at the meeting. The matters voted upon and the number of votes cast for, against, abstain, broker non-votes (which occur if a beneficial owner of stock where shares are held in a brokerage or bank account fails to provide the broker or the bank voting instructions as to such shares) and unvoted as to each such matter follows:

          1.   To elect three (3) directors of the Company;
          2. To approve the creation of the Company's 1997 Annual and Long-Term Incentive-Performance Plan; and
          3. To ratify the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending February 28, 1998.

                                                              Broker
                Proposal          For     Against   Abstain  Non-votes   Unvoted
                --------          ---     -------   -------  ---------   -------
          Proposal No. 1
            Thomas F. Reiner    777,487    19,686        0          0    163,847
            Michael Y. Granger  779,200    17,973        0          0    163,847
            Allan J. Korn       779,034    18,139        0          0    163,847
          Proposal No. 2        320,852    37,659    3,247    435,415    163,847
          Proposal No. 3        788,391     5,767    3,014          0    163,847

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

          A.   Exhibits

               Computation of Primary Earnings Per Share (Page 11) Computation of Fully Diluted Earnings Per Share (Page 12)
               Exhibit 27 - Financial Data Schedule

          B.   Reports on Form 8-K

               The Company filed a Form 8-K dated October 9, 1997 which reported the dismissal of Angell & Deering as the Company's principal independent accountant engaged to audit the Company's financial statements and the appointment of Grant Thornton LLP as its new independent accountants.



                                                     SPARTA SURGICAL CORPORATION
                                              COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                                                       Three Months Ended                    Nine Months Ended
                                                                           November 30,                         November 30,
                                                                  -----------------------------       -----------------------------
                                                                      1997              1996              1997               1996
                                                                      ----              ----              ----               ----
Shares outstanding at beginning of period ..................          915,904           756,459           764,249           641,138

Shares issued during the period
(weighted average) .........................................            8,129             3,879           105,418            91,619

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted
average) ...................................................               --                --                --                --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .............................               --                --                --                --
                                                                  -----------       -----------       -----------       -----------
Total Primary Shares .......................................          924,033           760,338           869,667           732,757
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Applicable to Common Stockholders ........      $  (219,517)      $  (362,703)      $  (642,453)      $(1,864,414)
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Per Primary Share ........................      $      (.24)      $      (.48)      $      (.74)      $     (2.54)
                                                                  ===========       ===========       ===========       ===========


                                                                -11-





                                                     SPARTA SURGICAL CORPORATION
                                           COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                                       Three Months Ended                    Nine Months Ended
                                                                           November 30,                         November 30,
                                                                  -----------------------------       -----------------------------
                                                                      1997              1996              1997               1996
                                                                      ----              ----              ----               ----
Shares outstanding at beginning of period ..................          915,904           756,459           764,249           641,138

Shares issued during the period
(weighted average) .........................................            8,129             3,879           105,418            91,619

Dilutive shares contingently issuable upon
exercise of options and warrants (weighted
average) ...................................................               --                --                --                --

Less shares assumed to have been purchased for
treasury with assumed proceeds of stock warrants
and options (weighted average) .............................               --                --                --                --
                                                                  -----------       -----------       -----------       -----------
Total Fully Diluted Shares .................................          924,033           760,338           869,667           732,757
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Applicable to Common Stockholders ........      $  (219,517)      $  (362,703)      $  (642,453)      $(1,864,414)
                                                                  ===========       ===========       ===========       ===========
Net Income (Loss) Per Fully Diluted Share ..................      $      (.24)      $      (.48)      $      (.74)      $     (2.54)
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


January 15, 1998