Form 10KSB
period 1998-02-28
SPARTA SURGICAL CORP
filed 1998-06-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 28, 1998 or

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

           Securities registered pursuant to Section 12(b)of the Act:
           Title of each Class         Name of each exchange on which registered
      $.002 Par Value Common Stock                 Boston Stock Exchange
$4.00 Par Value Redeemable Convertible
           Preferred Stock                         Boston Stock Exchange
   $4.00 Par Value Series A Convertible
            Preferred Stock                        Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                          $.002 Par Value Common Stock
             $4.00 Par Value Redeemable Convertible Preferred Stock
              $4.00 Par Value Series A Convertible Preferred Stock
              ----------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were $2,272,000.

     As of June 5, 1998, the market value of the Registrant's $.002 Par Value Common Stock and $4.00 Par Value Redeemable Convertible Preferred Stock excluding shares held by affiliates, was $715,529 based upon closing prices on Nasdaq of $.88 per share of $.002 Par Value Common Stock and $.29 per share of $4.00 Par Value Redeemable Convertible Preferred Stock.

     As of June 5, 1998, 1,851,229 shares of the Registrant's Common Stock, 121,783 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

     Sparta Surgical Corporation (the "Company") develops, manufactures, distributes and markets surgical specialty and electrotherapy products for the healthcare industry worldwide. The surgical specialty products group consists of
(i) microsurgical hand-held instruments and accessories; (ii) critical care hospital disposable products; and (iii) oral maxillofacial implant plating systems. The surgical specialty products are widely used in ophthalmic, ear, nose, throat, plastic, reconstructive, general and oral maxillofacial surgical procedures. The electrotherapy products group consists of pain management devices including (i) transcutaneous electrical nerve stimulators ("TENS"); and
(ii) related disposable and reusable electrodes and accessories.

     The Company's business operations began in July 1987 with the acquisition of Sparta Instrument Corporation. Since that time, the Company's business has been primarily built and expanded by means of additional acquisitions of companies and products that compliment or expanded the Company's existing product lines. The Company's principal offices are located at 7068 Koll Center Parkway, Suite 401, Pleasanton, California. The Company's telephone number is
(925) 417-8812.

Products

     The Company's products are divided into two product groups:

     Surgical Specialty Products:

     (i) Microsurgical hand held instruments and accessories. The Company markets a line of over 1,500 microsurgical hand held stainless steel instruments and related hospital equipment and accessories for use by: (i) ophthalmologists in various procedures including cataract, retina and intraocular lens and radial keratotomy procedures; (ii) ear, nose, throat and plastic and reconstructive, and oral maxillofacial surgeons in rhinoplasty, facial plastic, and reconstructive and hand surgery procedures; and (iii) general surgeons in other general surgical applications, such as ob/gyn and cardiovascular procedures.

     (ii) Critical care hospital disposable products. The Company markets a line of proprietary critical care general hospital disposable products such as, (i) Surgi-Clamps(TM), external tubing and sponge clamps; (ii) Surgi-Prep(TM), a clinically tested medical depilatory kit for preoperative prepping; (iii) anesthesia extension tubes, anesthesia and intravenous tube sets; and (iv) Nasostats(TM), sterile, nasal latex balloons used to control nose bleeding.

     (iii) Oral Maxillofacial Implant Plating Systems. The Company markets an oral maxillofacial implant titanium plating ("OMF") system which consists of plates, screws and instruments to repair bone fractures in the face and head by holding fracture ends in alignment while bone healing takes place.

     Electrotherapy Products:

     Transcutaneous Electrical Nerve Stimulators (TENS), Electrodes and related accessories. The Company markets patented and proprietary TENS units which deliver low voltage electrical current to the nerves in the spine in order to temporarily reduce or control certain types of acute or chronic pain. The Company's pain management TENS units include the patented Spectrum Max-SD, the Company's most advanced patented unit for acute and chronic pain management; Spectrum Plus, which allows therapists to treat less complicated pain syndromes than the Spectrum Max-SD; and Spectrum II, the Company's least expensive TENS unit. The Company also markets both disposable and reusable TENS electrodes and related accessories. The electrotherapy pain management devices and related accessories are prescribed by a wide range of professionals including physicians, and physical and occupational therapists for use in clinics, rehabilitation facilities and patient homes.

Acquisitions, Asset Purchases and Dispositions

     Since inception, a principal element of the Company's development has been the acquisition of companies and product lines that complement the existing business strategy. Sparta Instrument Corporation, acquired by the Company in 1987, distributed a specialty line of high quality microsurgical hand held instruments for use in ophthalmic, ear, nose and throat ("ENT") procedures and plastic surgery, along with related hospital disposable medical products. Healthmed Corporation, acquired by the Company in 1988, manufactured and marketed a specialty line of surgical products generally referred to as "critical care hospital disposables." Sterile Products, a division of Absorbent Cotton Company, acquired by the Company in 1989, developed, manufactured and distributed specialty acute and chronic wound care dressings. David Simmonds Company, Inc., also acquired by the Company in 1989, manufactured and distributed medical supplies for intravenous anesthesia and related drugs used in oral surgery. Certain assets of Medical Designs, Inc. ("MDI"), which was founded to manufacture and market TENS units for use in pain management and related reusable and disposable electrode products and other rehabilitation systems, were purchased in 1992. Certain assets of Storz Instrument Company which developed, manufactured and marketed an oral maxillofacial plating product line, were purchased in 1994.

     On December 7, 1995, the Company sold its wound care dressings product line to Tecnol Medical Products, Inc., a publicly traded medical products manufacturer, headquartered in Fort Worth, Texas (the "Tecnol Sale") for $5,585,000 in cash and the elimination of $32,448 in certain other liabilities owed by the Company. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale. The Company used approximately $4,500,000 of the cash proceeds of the Tecnol Sale to repay outstanding debt and the balance was used to reduce trade payables and to pay costs associated with the sale of the business.

     On May 29, 1998 the Company entered into a non-binding letter of intent for the acquisition of all of the outstanding common stock of Med-E-Quip, Locators, Inc. ("Med-E-Quip") based in St. Louis, Missouri. The purchase price will be approximately $4,000,000 consisting of $2,750,000 in cash, $500,000 in notes payable over three (3) years, $100,000 in royalties up to 4.5% of net sales, and $650,000 in Common Stock. The letter of intent also calls for the Company to issue earn-out common shares to Med-E-Quip's principals which is subject to Med-E-Quip meeting certain minimum net sales and net income goals beginning the fiscal year ending February 28, 1999. The closing of the acquisition is subject to several conditions, including approval by Sparta's Board of Directors;
satisfactory completion of due diligence on Med-E-Quip's business and assets; and completing financing.

Business Strategy

     The Company seeks growth through internal expansion and continued acquisitions of companies or products that complement or expand the Company's existing product lines. The Company intends to continue to enter small specialty niche markets that are served by relatively few competitors. The Company will also continue efforts to develop products in collaboration with established medical device companies on an OEM/private label basis while researching and developing its own products.

     The Company intends to expand its distribution networks by appointing other specialty surgical dealers and selected independent manufacturing representatives to promote and market the Company's products to hospitals, physicians and clinics. The expansion of the Company's product lines may also promote crossover sales by dealers in each product group, although there is no assurance that this cross-marketing strategy will be successful in increasing sales.

     With respect to its electrotherapy product line, the Company intends to continue to sell to durable medical equipment dealers, rather than end users, and to introduce improved products consistent with the results of its research and development programs.

Research and Development

     Approximately $42,000 and $15,000 was expended on Company-sponsored research and development ("R&D") for the years ended February 28, 1997 and February 28, 1998, respectively. R&D continues to be focused on the redesign of the Company's TENS units in an effort to increase the quality and reduce the cost for the electrotherapy product line. Sales and Marketing

     The Company offers its products through a network of selected independent manufacturing representatives and through a network of medical/surgical and durable medical equipment distributors located throughout the United States and abroad who are responsible for sales directly to hospitals, physicians, clinics, physical and occupational therapists and rehabilitation facilities. Support for the Company's internal and external sales force is provided by marketing communication programs such as advertisements in medical journals, attendance at trade shows, distribution of sales brochures, educational seminars, sales training and telemarketing. Sales leads developed through advertising, direct mail, trade show and customer inquiries are pursued through direct sales contacts. In addition, the Company markets its products under various OEM manufacturing arrangements.

     A significant portion of the Company's TENS sales are derived from various annual purchase contracts and OEM manufacturing arrangements with companies such as Henley Healthcare, Texas TENS, Modern Medical Corp. and Masters Medical Co. There can be no assurance that the Company will be able to maintain these arrangements in the future and the loss of any of these contracts could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's sales network reaches most of the major markets in the United States along with a modest but expanding international market. In the United States and overseas there are numerous independent health care distributors of the Company's products that include Baxter Healthcare Corp., Abbey Medical, Inc., General Medical Corp., Alliance Healthcare Inc., Owens and Minor, Inc., DeRoyal Industries, Inc., Alabama Microsurgical Instruments, Salvin Dental Co., ABCO Dealers, Inc., TheraLabs, Inc., New England Surgical Corp., Therapeutic Trends, Inc., and Dong-Jin International Co. Through its various distributors and representatives, the Company's products are marketed to private and government hospitals, rehabilitation facilities, clinics, physicians, and occupational and physical therapists.

Manufacturing and Distribution

     The Company's microsurgical hand held instruments, oral maxillofacial implant plating systems, critical care hospital disposables and TENS units are purchased, inspected, packaged and distributed from the Company's warehouse facility in Pleasanton, California. Microsurgical hand-held instruments and oral maxillofacial implant plating systems are manufactured in Germany, Switzerland and the United States to the Company's specifications. Critical care hospital disposables and TENS units are manufactured domestically to the Company's specifications under various manufacturing arrangements.

     The Company has experienced difficulty from time to time in obtaining some of its products, and there can be no assurance that its current or alternative sources will be able to meet the Company's needs on a timely basis. Although some products are currently available from multiple sources, at present the Company obtains approximately 70% of the products it sells from single sources. A lack of availability from current suppliers could cause distribution delays, increased cost to the Company and decrease in levels of sales. In addition, reliance on these suppliers could adversely affect the Company's quality control efforts and its ability to control delivery schedules.

     The Company is required to carry significant amounts of inventory to meet rapid delivery requirements. These inventory requirements in turn require the Company to maintain credit financing sufficient to fund the purchase of inventory. The Company has experienced difficulty from time to time in obtaining some of its products due to the lack of working capital. No assurance can be given that the Company will be able to obtain the necessary working capital to fund the purchase of inventory. All products manufactured for the Company are subject to demanding specifications and processes in order to comply with the United States Food and Drug Administration's ("FDA") Good Manufacturing Practices. See "- Government Regulation."

Product Liability

     The  Company  carries  product   liability   insurance  of  $1,000,000  per
occurrence. Like most producers of surgical and electrotherapy products, the Company faces the risk of product liability claims and unfavorable publicity in the event that the use of its products causes injury. Although the Company believes this coverage to be adequate, there can be no assurance that such insurance will be sufficient to protect it from all risks to which it may be subject or exposed. To date, the Company has not been the subject of any product liability claims.

Competition

     The health care products industry is intensely competitive, and many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company. Some of the Company's larger competitors enjoy an additional competitive advantage by reason of their ability to offer product discounts for volume purchases across product lines. Some of the companies which the Company competes, have significantly greater resources, established sales organizations and greater experience in marketing and sales products through direct distribution and is dominated by general industry giants such as Johnson and Johnson and Baxter Healthcare Corporation.

     In the surgical specialty market for microsurgical hand held instruments, the Company competes with Storz Instrument Company, Pilling - Weck, Inc., Katena Products, Inc. and Stille AB. In the critical care hospital disposable products market, the Company's competitors include Baxter Healthcare Corp., Johnson & Johnson Patient Care, Inc., Abbott Laboratories, Inc., and Patterson Dental Co. as well as other smaller competitors. In the oral maxillofacial implant plating market, the Company competes with Howmedica, Inc., Synthes U.S.A. and Walter Lorenz Surgical Instruments as well as other smaller competitors. In the TENS market, the Company competes with numerous companies including Empi, Inc. and Staodyn, Inc., the market leaders in the Electrotherapy industry.

     The pain management market is a relatively mature and competitive market, subject to significant fluctuations in profitability caused by foreign competition, questions of therapeutic efficacy, governmental regulations and private rates of reimbursement. The rehabilitation market is an evolving and fragmented market with a number of different companies offering competing treatments without any clear indication of preference among treating clinicians. There can be no assurance that the Company will ever be able to capture a significant portion of the pain management market or that it can establish a significant position in the rehabilitation market.

     Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology, and limit or control directly the prices health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of such reforms cannot be predicted at this time, but if adopted and implemented, they could have a material adverse effect on the Company's business, operating results and financial condition.

     Competitive factors for microsurgical hand held instruments, critical care hospital disposables and OMF products include the depth, quality and price of the product line. Price is the only significant competitive factor with respect to the electrotherapy product line. The Company's market share in each of its product lines is negligible. There can be no assurance that the Company will be able to compete effectively.

Patents and Trademarks

     The Company sells its products under a variety of trademarks, some of which the Company has registered in the United States and various foreign countries. The Company currently holds two patents granted by the United States Patent Office relating to its TENS units obtained through the acquisition of MDI. Notwithstanding the trademarks and patents held by the Company, there can be no assurance that competitors will not develop similar trademarks outside the Company's trademark protection or functionally similar products outside the Company's patent protection.

     There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Company's patents will not inadvertently infringe upon the patents of others, or that others will not use the Company's patents upon expiration of such patents. There can be no assurance that existing or future patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. Therefore, the scope or enforceability of claims allowed in the patents on which the Company will rely, cannot be predicted with any certainty.

Government Regulation

     The Company is registered with the FDA as a medical device establishment. The Company's office and distribution facilities in California are subject to various state and local regulations such as zoning requirements, health and fire codes and the like.

     All of the Company's products must be approved, registered and/or licensed by the FDA and other domestic and foreign regulatory authorities. These authorities also regulate labeling, advertising and other forms of product claims.

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

Employees

     In addition to its three executive officers, as of June 5, 1998, the Company had five full-time, one part-time employee including three employees involved in distribution; two sales and marketing; and four administrative. The Company believes that its relations with its employees are satisfactory. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

     The Company's performance is substantially dependent on the performance of its executive officers and key employees. In particular, the services of Thomas
F. Reiner the Company's Chairman, President and CEO would be difficult to replace. The Company has entered into an employment agreement with Mr. Reiner. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases corporate and warehouse facilities in Pleasanton, California. The Company is also party to a lease which was abandoned in December 1996. See Item 3 "Legal Proceedings." The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates. The following table sets forth certain information concerning the Company's two facilities:

                         Square        Expiration of          Monthly
    Location             Footage       Current Lease          Rental
    --------             -------       -------------          ------
    Pleasanton, CA        9,100          11/30/98             $8,882
    Pleasanton, CA        6,200          12/14/98             $3,968

ITEM 3.  LEGAL PROCEEDINGS

     On March 21, 1995, the Company commenced an offering (the "Offering") pursuant to a registration statement effective on that date on the Nasdaq
SmallCap Market ("Nasdaq") through Coleman and Company Securities, Inc. ("Coleman"). On the same date, approximately one hour after trading in the Units was initiated on Nasdaq, Nasdaq suspended the listing of the Units and Warrants and reported to the Company that it took such action because it believed that the Units and/or Warrants did not meet certain Nasdaq listing criteria. Promptly after the Nasdaq action, Coleman terminated the Underwriting Agreement with the Company, and all sales of the Units were rescinded. On March 22, 1995, Nasdaq determined that it would permit the Company to list the Units and Warrants and so advised the Company. Following Nasdaq's decision to list the Units and Warrants, the Company and Coleman attempted to resume the Offering on the same terms and conditions as indicated in the March 21, 1995 Registration Statement. On March 31, 1995, Coleman advised the Company that it would not resume the Offering and, accordingly, the Offering was terminated.

     On September 28, 1995, the Company filed suit against the National Association of Securities Dealers, Inc. ("NASD") and The Nasdaq Stock Market, Inc. The lawsuit seeks damages of more than $12,500,000 million, relating to the defendants' alleged mishandling of the Offering in March 1995. In the complaint, the Company alleges that the defendants misrepresented the status of the Company's stock listings, misapplied NASD regulations and interfered with the Company's relationships with its underwriters and investors.

     On January 17, 1997, the Federal District Court for the Northern District of California (the "Court") granted a motion brought by the NASD to dismiss the Company's complaint in the action entitled Sparta Surgical Corporation v. NASD, et al., Case No. C95-3926MHP. On February 28, 1997, the Company filed a Notice of Appeal before the United States Court of Appeals for the Ninth Circuit in San Francisco, California. The Company's counsel has identified two primary issues for appeal: (i) the Court's earlier ruling that it had jurisdiction over the matter, which was reached by recasting the Company's claim as federal, rather than state causes of action; and (ii) the Court's granting of immunity to the NASD. On February 9, 1998, the matter was heard by the United States Court of Appeals for the North Circuit. As of June 5, 1998, the Court of Appeals for the Ninth Circuit had not ruled on the Company's appeal.

     On April 19, 1996, the Company was served with a complaint filed by Phyllis
C. Ballew, a former employee of the Company entitled Phyllis C. Ballew v. Sparta Surgical Corporation; Thomas F. Reiner, Docket No. 766375-0, Superior Court of California, County of Alameda, alleging damages for wrongful termination. The Company regards these allegations entirely meritless and frivolous and is vigorously defending Ms. Ballew's complaint. On February 9, 1998, the Company filed a cross-complaint against Ms. Ballew for breach of fiduciary duty, conversion and breach of contract for general damages in excess of $500,000. In addition the cross-complaint seeks punitive and exemplatory damages, and for cost of suit.

     On November 19, 1996, the Company was served with a complaint filed by plaintiff, Robert M. Rubin ("Rubin") entitled Robert M. Rubin v. Sparta Surgical Corporation, Case No. C2- 96-988, United States District Court, Southern District of Ohio, Eastern Division and on an earlier date Rubin also commenced suit against Star Bank, N.A. of Cincinnati, Ohio ("Star Bank"). On May 19, 1997, the Company, Star Bank and Rubin agreed to consolidate the Rubin v. Sparta case, under case No. C2-96-541. The complaint was in connection with the Company's acquisition of MDI from Star Bank in December 1992 through a bankruptcy proceeding initiated by MDI. On July 8, 1997, the Company reached a tentative settlement agreement under which the Company agreed to issue to Rubin 65,000 Common Stock Purchase Warrants at an exercise price of $0.75 per share and 35,000 shares of the Company's Common Stock. On May 24, 1998, the settlement agreement was executed. The Company's management believes that it would have ultimately prevailed in the above action, but took the opportunity to settle this action before substantial additional legal fees and management time were expended.

     On February 2, 1998, the Company filed suit in the Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-430-98 against Company's former landlord, River Road Associated, L.P. ("RRA") and RRA's general partner Jerome Raifman. In this suit the Company claims that RRA has breached the lease agreement between it and the Company respecting property located in Hammonton, New Jersey due to RRA's failure to maintain and make repairs to the demised premises. The Company alleges that because of RRA's failure to maintain the demised premised that the Company could not sublet such premises and suffered damages as a result. The Company also alleges that it has been constructively evicted from the demised premises and that the lease with RRA is therefore terminated. On March 2, 1998, RRA instituted proceedings to enforce a confession of judgement against the Company in the approximate amount of $361,400 for unpaid rent and other charges allegedly due under the lease through the end of the lease term in May, 2000. The Company intends to vigorously oppose this action by RRA and will seek to consolidate these proceedings with the original suit initiated by the Company. Any adverse ruling in the claim made by RRA against the Company is likely to have a significant material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the Nasdaq SmallCap Market under the symbol "SPSG" since January 31, 1991 and on the Boston Stock Exchange under the symbol "SSG" since March 10, 1992. On May 1, 1998, Nasdaq delisted the Company's securities from the Nasdaq SmallCap Market. Trading in the Company's securities is currently being conducted in the Nasdaq OTC Bulletin Board which could substantially reduce the markets for the Company's securities.

     All share information and per share data throughout this report has been adjusted to reflect a one share for six shares reverse stock split approved by the Company's stockholders in March 1997.

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by Nasdaq but do not include retail markup, markdown or commissions.

                                                            Price
                                                            -----
       By Quarter Ended:                           High              Low
       -----------------                           ----              ---
       Fiscal 1999
           May 31, 1998                            $1.69            $0.75
           August 31, 1998                          1.06             0.88
                   (through June 5, 1998)
       Fiscal 1998
           May 31, 1997                             4.00             1.25
           August 31, 1997                          2.00             1.00
           November 30, 1997                        2.25             1.87
           February 28, 1998                        1.62             0.75
                 Fiscal 1997
           May 31, 1996                            10.88             2.44
           August 31, 1996                          5.81             3.00
           November 30, 1996                        4.69             2.63
           February 28, 1997                        3.00             1.69

     As of June 5, 1998, the Company estimates it had approximately 500 record holders.

     As of June 5, 1998, the authorized capital stock of the Company consisted of 8,000,000 shares of Common Stock, $.002 par value, and 750,000 shares of Preferred Stock, $4.00 par value. Shares of Preferred Stock in addition to the 1994 Preferred Stock and the 1992 Preferred Stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors of the Company, except that so long as any 1992 Preferred Stock or 1994 Preferred Stock is outstanding, the Company may not issue any series of stock having rights senior to either class of Preferred Stock without the approval of holders of at least 50% of the outstanding shares of such classes of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

Common Stock

     At June 5, 1998 there were 1,851,229 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to the prior rights of holders of preferred stock and the Company's contractual restrictions against the payment of dividends on Common Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock.

     Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and nonassessable.

Series A Convertible Preferred Stock

     The Company issued 165,000 shares of $4.00 par value Series A Convertible Preferred Stock ("1994 Preferred Stock") convertible into 137,500 shares of Common Stock in connection with the 1994 Offering. At June 5, 1998 there were 28,068 shares of 1994 Preferred Stock outstanding convertible into 23,380 shares of Common Stock. A summary of the 1994 Preferred Stock follows.

     Dividend Rights. Holders of shares of 1994 Preferred Stock on the last day of each of the Company's fiscal quarters (February 28, May 31, August 31 and November 30) are entitled to receive dividends at the quarterly rate of $.375 per share, consisting of $.25 payable in Common Stock semiannually and $.125 payable in cash, quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year. Dividends accrue and are cumulative from the date of first issuance of the 1994 Preferred Stock and are payable to holders of record as they appear on the stock books of the Company on such record dates as are fixed by the Board of Directors. If the Company does not have at least $500,000 of cash or cash equivalents indicated on its balance sheet on the last day of any fiscal quarter, the Company may pay the entire dividend in Common Stock on the quarterly payment date in lieu of the cash dividend for such quarter. The value of the Common Stock to be issued as a dividend will be based upon the last reported sales price of the Common Stock on Nasdaq on the last day of the fiscal quarter. Common Stock issuable as a Common Stock dividend on the 1994 Preferred Stock was registered in the 1994 Offering.

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

     The holder of any shares of Preferred Stock will have the right, at the holder's option, to convert any or all such shares into Common Stock at the rate of .833 shares of Common Stock for each share of 1994 Preferred Stock. The Conversion Price is subject to adjustment for stock splits, reverse stock splits and other similar capitalizations, although the 1994 Preferred Stock does not contain provisions protecting against dilution resulting from the sale of Common

Stock at a price below the Conversion Price or the current market price of the Company's securities. If at any time the closing price for the 1994 Preferred Stock, as quoted on Nasdaq or any national securities exchange, exceeds $14.00 per share for ten consecutive trading days, then the 1994 Preferred Stock will be automatically converted into Common Stock at the Conversion Rate.

     Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of 1994 Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of Common Stock or any series or class of the Company's stock hereafter issued that ranks junior as to liquidation rights to the 1994 Preferred Stock, but the holders of the shares of the 1994 Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of the Company's stock previously or hereafter issued that ranks senior as to liquidation rights to the 1994 Preferred Stock has been paid in full. An aggregate of 121,783 shares of 1992 Preferred Stock (representing $487,132 of face value) carries liquidation rights senior to the 1994 Preferred Stock.

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

     For the life of the 1994 Warrants, the holders thereof have the opportunity to profit from a rise in the market for the Company's Common Stock, with a resulting dilution in the interest of all other stockholders. So long as the 1994 Warrants are outstanding, the terms on which the Company could obtain additional capital may be adversely affected. The holders of such 1994 Warrants might be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided for by such 1994 Warrants. Redeemable Convertible Preferred Stock

     At June 5, 1998 there were 121,783 shares of $4.00 par value Redeemable Convertible Preferred Stock ("1992 Preferred Stock") outstanding convertible into 40,554 shares of Common Stock which were issued in connection with the 1992 Offering. A summary of the 1992 Preferred Stock follows.

     Dividend Rights. Holders of the 1992 Preferred Stock are entitled to receive, in each fiscal year in which the Company attains net income after taxes, as defined below, from funds legally available therefor, non-cumulative dividends at the annual rate of $.40 per share, payable within 120 days of the end of the Company's fiscal year. The dividends are payable in cash for each fiscal year in which the Company has net income (excluding any items of non-cash extraordinary income) after taxes of at least $650,000, and, if net income is less than that amount, in cash, Common Stock or a combination of cash and Common Stock, to be determined at the election of the Company. The Common Stock, if any, payable as the 1992 Preferred Stock dividend will be valued at the average closing bid price for the Common Stock during the 30 business days prior to the dividend payment date as reported by Nasdaq, and will be registered and free trading securities. Dividends are non-cumulative and will be payable to holders of record on such record dates as shall be fixed by the Board of Directors of the Company. Dividends payable for any period less than a full year will be computed on the basis of a 360-day year with equal months of 30 days. The Company paid a $.40 per share dividend in Common Stock for the fiscal years ended February 28, 1994 and February 29, 1996, but did not pay a dividend for the fiscal years ended February 28, 1995 and February 28, 1997. The Company does not anticipate it will pay a dividend for the fiscal year ended February 28, 1998.

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

     Liquidation Preference. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the 1992 Preferred Stock has preference and priority over the Common Stock and any other class or series of stock ranking junior to the 1992 Preferred Stock for payment out of the assets of the Company or proceeds thereof available for distribution to stockholders of $4.00 per share plus all dividends payable and unpaid thereon to the date of such distribution, and after such payment, the holders of the Preferred Stock shall be entitled to no other payments.

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

     At June 5, 1998, the Company had outstanding 1,415,223 other Common Stock purchase warrants and options, convertible into an equal number of shares of Common Stock.

Stock Transfer and Warrant Agent

     The Company uses American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, as the transfer and warrant agent for its securities.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions. The Company is required to pay dividends on the 1992 Preferred Stock under certain conditions, and 1994 Preferred Stock.

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

Year ended February 28, 1998 as Compared to Year ended February 28, 1997

     Net sales for the year ended February 28, 1998 ("Fiscal 1998") were $2,272,000, an increase of 1.3% from net sales of $2,243,000 for Fiscal 1997. The increase in net sales during Fiscal 1998 as compared to Fiscal 1997 is the result of (i) a $221,000 or 21.6% increase in electrotherapy product sales from $1,025,000 to $1,246,000; and (ii) a decrease of $192,000 or 15.8% in surgical product sales from $1,218,000 to $1,026,000. The increase in sales for the electrotherapy product line can be primarily attributed to the receipt of various non-cancellable purchase orders in the approximate amount of $650,000 from various customers. The decrease of the surgical product line sales is primarily due to a reduction in the number of the Company's independent manufacturing sales representatives, the non-attendance by the Company to various trade shows, and the unavailability of certain of its critical care disposable products during the fourth quarter, all as a result of the lack of working capital.

     The Company  intends to continue to  concentrate  its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business.

     Gross profit was $1,206,000 or 53.1% of net sales for Fiscal 1998 as compared to $1,014,000 or 45.2% of net sales for Fiscal 1997. The increase in gross profit percentage is primarily due the recording of a $275,000 reserve for slow moving inventory during Fiscal 1997 which lowered the gross profit percentage and was not repeated during Fiscal 1998. Gross profit percentage net of the reserve for slow moving inventory during Fiscal 1997 was 57.4%. The decrease in gross profit percentage during Fiscal 1998 is primarily due to the increase in electrotherapy product sales. In general, the electrotherapy product line generates lower gross profits than the surgical product line.

     Selling, general and administrative ("SG&A") expenses for Fiscal 1998 were $2,121,000, a 7.5% decrease from SG&A expenses of $2,292,000 for Fiscal 1997. The decrease in SG&A expenses for Fiscal 1998 as compared to Fiscal 1997 is primarily due to legal expenses incurred during Fiscal 1997 which were not repeated during Fiscal 1998. In addition, lower SG&A expenses were experienced for Fiscal 1998 due to the Company's implementation in June 1997 of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program. The decrease in SG&A expenses for Fiscal 1998 is despite an increase of $236,000 in depreciation and amortization expenses from $240,000 during Fiscal 1997 as compared to 476,000 during Fiscal 1998, one-time extraordinary expenses to abandoned acquisition costs in the approximate amount of $75,000, and the write-off of debt financing cost in the approximate amount of $165,000 which were accrued in connection with the closing of the NationsCredit Commercial Funding line of credit.

     Research and development ("R&D") expenses for Fiscal 1998 were $15,000 a 65.5% decrease from R&D expenses of $42,000 for Fiscal 1997. In Fiscal 1997, the Company R&D efforts were focused on its redesign of the MAX-SD TENS units resulting in increased quality and lower product cost for the electrotherapy product line. During Fiscal 1998, the R&D continued to be focused on the redesign of the Company's TENS units in an effort to continue to increase the quality and reduce the cost for the electrotherapy product line.

     Total other expense for Fiscal 1998 was $928,000, an increase of $1,199,000 from total other income of $271,000 for Fiscal 1997. The increase in total other expense is primarily due to the recording of a provision for uncollectable note receivable in the amount of $548,000, an increase of $16,000 in interest expense resulting primarily from higher loan balances and banking expenses to the Company's primary lender coupled with a one-time gain of $607,000 on the sale of the wound care product line recognized during Fiscal 1997.

     As a result of the foregoing, the net loss for Fiscal 1998 was $1,858,000, a decrease of $47,000 from net loss of $1,905,000 for Fiscal 1997. The decrease in net loss for Fiscal 1998 as compared to Fiscal 1997 is primarily due to the decrease in SG&A expenses, a litigatuon settlement expense in the amount of $856,000 was incurred during Fiscal 1997.

     Basic and diluted loss per share was $2.27 for Fiscal 1998 as compared to $2.73 for Fiscal 1997. The basic and diluted loss per share computation reflect paid and accrued dividends on the Series A Convertible Preferred Stock which were paid in March 31, 1997 and 1998.

Year ended February 28, 1997 as Compared to Year ended February 29, 1996

     Net sales for Fiscal 1997 were $2,243,000, a decrease of 61.1% from net sales of $5,759,000 for Fiscal 1996. The decrease in net sales during Fiscal 1997 as compared to Fiscal 1996 is the result of (i) a decrease of $3,167,000 in medical product sales which resulted from the disposition of the Company's medical product line in December 1995; (ii) a decrease of $45,000 or 3.6% in surgical product sales from $1,264,000 to $1,219,000; and (iii) a decrease of $303,000 or 22.8% in electrotherapy product sales from $1,328,000 to $1,025,000. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion in July 1995 of a one year, non-cancelable $500,000 contract with Henley Healthcare ("Henley") in which the Company provided Henley with its Spectrum Max-SD TENS unit. During Fiscal 1996 the Company had approximately $282,000 in sales to Henley through the completion of the contract. During the fourth quarter Fiscal 1997 and the first quarter fiscal 1998, the Company received two non-cancelable purchase orders from Henley in the approximate aggregate amount of $300,000. During Fiscal 1997 the Company had approximately $100,000 in sales to Henley.

     Gross profit was $1,014,000 or 45.2% of net sales for Fiscal 1997 as compared to $2,493,000 or 43.3% of net sales for Fiscal 1996. During Fiscal 1997 the Company established a $275,000 reserve for slow moving inventory which lowered the gross profit percentage. The increase in gross profit percentage is primarily due to the sale of the medical product line in December 1995. In general, the medical product line generated lower gross profits than the surgical and electrotherapy product lines.

     Selling, general and administrative ("SG&A") expenses for Fiscal 1997 were $2,292,000, a 31.4% decrease from SG&A expenses of $3,341,000 for Fiscal 1996. The decrease in SG&A expenses for Fiscal 1997 as compared to Fiscal 1996 is primarily due to the overall decrease in operating expenses resulting from the sale of the medical product line. This decrease is despite an increase in legal expenses for Fiscal 1997 from approximately $160,000 for Fiscal 1996 to approximately $200,000 incurred in connection with the Company's various litigation proceedings. In addition, the Company has increased its sales and marketing efforts to broaden its customer base and target distributors for each of our product lines.

     Research and development ("R&D") expenses for Fiscal 1997 were $42,000, a 20.8% decrease from R&D expenses of $53,000 for Fiscal 1996. The decrease in R&D expenses for Fiscal 1997 as compared to Fiscal 1996 is primarily due to the elimination of the R&D efforts related to the medical product line. During Fiscal 1997 the R&D continued to be focused on the redesign of the Company's TENS units in an effort to increase the quality and reduce the cost for the electrotherapy product line.

     Settlement of litigation expenses for Fiscal 1997 were $856,000. On August 6, 1996 the Company settled three related civil actions involving disputes between the Company; Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer; and Gerald S. Kramer, a former officer and Chairman of the Company's Board of Directors. In addition, on November 26, 1996 the Company settled a civil action involving disputes between the Company; Mr. Reiner; and John P. Landino, a former Vice President of Sales of the Company. Under the settlement agreements discussed above, the Company paid to Kramer and Landino an aggregate amount of $298,000, and issued to Kramer and Landino an aggregate of $188,000 in promissory notes, payable monthly over five years. In addition, the parties exchanged general releases and the Company forgave approximately
$371,000 in debts from Kramer and Landino. The Company's management believes that it would have ultimately prevailed in the above lawsuits, but took the opportunity to settle these actions before substantial additional legal fees and management time were expended. See "Legal Proceedings."

     The gain on sale of the wound care product line for Fiscal 1997 was $607,000. On March 12, 1997, the Company settled the arbitration action initiated by Tecnol arising out of Tecnol's purchase of the Company's medical product line in December 1995. Under the settlement agreement Tecnol paid the Company $575,000 and eliminated $32,000 in certain other liabilities owed by the Company in consideration for the cancellation by the Company of the $665,000 note due from Tecnol. The $665,000 note was to become payable upon certain conditions being met, however since the Company could not determine if the conditions for payment of the note would be met, it established a reserve for the entire amount of the note. Accordingly, upon settlement the Company eliminated the related reserve and took the net proceeds into income. See "- Liquidity and Capital Resources."

     Net interest expense for Fiscal 1997 was $374,000, a 21.9% decrease from net interest expense of $479,000 for Fiscal 1996. The decrease in net interest expense is primarily due to the repayment of certain of the Company's outstanding debt in December 1995 from the cash proceeds of the sale of the Company's medical product line partially offset by $140,000 in accrued interest under a $600,000 note. See " - Liquidity and Capital Resources"

     As a result of the foregoing, the net loss for Fiscal 1997 was $1,905,000, a decrease of $2,510,000 from net income of $605,000 for Fiscal 1996. The decrease in net income for Fiscal 1997 as compared to Fiscal 1996 is primarily due to the decrease in net sales and the corresponding decrease in gross profit coupled with a one time $856,000 expense related to the settlement of the litigation described above. In addition, during Fiscal 1996 the Company recorded a gain in the amount of $1,985,000 as compared to $607,000 for Fiscal 1997.

Liquidity and Capital Resources

     Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities.

     As of February 28, 1998, the Company had net operating loss carry forwards of approximately $9,450,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2013.

     The Company's working capital at February 28, 1998 was $1,122,000 as compared to $1,066,000 at February 28, 1997. The Company's working capital position increased by $56,000.

     Prior to 1998, Mr. Reiner had entered into several note agreements with the Company. Under the terms of these agreements, as of February 28, 1997, Mr. Reiner was obligated to pay the Company $569,000. In April 1997, the Company entered into a Debt Repayment Agreement with Mr. Reiner. The amounts owed by Mr. Reiner were to be repaid at varying amounts through April 2004. The repayments were made by deducting the amounts from Mr. Reiner's payroll checks. In addition, all amounts owed by Mr. Reiner were extended to April 2004, no interest was charged on the notes owed by Mr. Reiner and the Company was required to reimburse Mr. Reiner for certain income tax related considerations. During Fiscal 1998, Mr. Reiner made repayments in the amount of $21,000. On February 23, 1998, in consideration of Mr. Reiner agreeing to reduce his salary to $175,000 per year, cancel his right to an automatic extension under his Employment Agreement, and provide the Company with a Working Capital Facility, the Company cancelled his indebtedness to the Company. On May 8, 1998 the Company entered into an Agreement Regarding Indebtedness, pursuant to which the Company and Mr. Reiner agreed to reinstate the debt in the approximate amount of $548,000 providing that Mr. Reiner shall be relieved of any obligation to repay any of the indebtedness upon the occurrence of any of the following conditions;

(i) any change in control for the Company; (ii) the termination of Mr. Reiner's employment with the Company by either party for any reason; (iii) the Company becoming insolvent or filing for bankruptcy; or (iv) the Company's net sales exceeding $2.5 million during any fiscal year through May 2004. Due to the modification of the notes receivable, the Company does not consider collection of the notes probable and recorded a charge to operations of $548,000 during Fiscal 1998. See Item 12 "Certain Relationships and Related Transactions."

     On May 31, 1997, Mr. Reiner, provided the Company with a Working Capital Credit Facility of up to $200,000, bearing 12% interest per annum. In June 1998, Mr. Reiner increased the Working Capital Facility to $500,000. The advances made under the Working Capital Credit Facility are due the earlier of (i) thirty (30) calendar days including accrued interest; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) at the option of Mr. Reiner, with five (5) day notice to the Company. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 75% of the average closing bid prices as reported on Nasdaq for the five (5) trading days preceding the conversion date. As of June 5, 1998, the amount due to Mr. Reiner under the Working Capital Credit Facility was approximately $270,000. See Item 12 "Certain Relationships and Related Transactions."

     On July 25, 1997, NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of June 5, 1998, the outstanding balance on the Loan was $1,525,000 and approximately $12,000 in credit was available. The Loan is being used to provide working capital for current operations.

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

     On April 17, 1998, the Company entered into an agreement with Nova Bancorp, USA ("Nova") to act as its exclusive financial advisor. In its role as a financial advisor, Nova Bancorp will advise Sparta on the targeting, planning and execution as to provide on a best efforts basis $3.5 million private placement. The proposed private placement financing is to be issued to finance potential acquisitions, and to provide financing for repayment of debts, working capital, sales and marketing expenses and research and development. In consideration for providing these services, the Company agreed to issue to Nova an option to purchase 150,000 shares of the Company's Common Stock at $1.00 per share at any time until January 16, 2000. In addition, upon completion of the $3.5 million financing, the Company agreed to issue to Nova an option to purchase up to 10% of the outstanding shares of the Common Stock of the Company on a fully-diluted basis at an exercise price equal to 110% of the fair market value price of the Common Stock at the time of the Closing of the financing.

     On April 29, 1998, the Company entered into a letter of intent with The Tyler Jay High Yield Fund ("Tyler") to provide the Company with a $500,000 loan bearing 13% interest per annum due 24 months after the closing of the loan. The loan will be secured by a second lien on all of the assets of the Company and will be personally guaranteed by Mr. Reiner. In connection with the financing, the Company will issue to Tyler 50,000 shares of Common Stock and an option to purchase up to 100,000 of its Common Stock exercisable at $.75 per share with an expiration date of three years from the closing of the loan. The loan is expected to close in June 1998.

     On February 23, 1998, the Nasdaq Stock Market materially increased the financial and other criteria necessary to qualify for continued listing on the Nasdaq National and SmallCap Markets. As of that date the Company was not in compliance with any of the new net tangible, market capitalization or net income requirements for continued listing on the Nasdaq SmallCap Market. On February 25, 1998, the Nasdaq Stock Market, Inc. notified the Company that its securities would be delisted from the Nasdaq SmallCap Market effective with the close of business on March 4, 1998. The Company appealed Nasdaq's decision and a hearing was scheduled for April 9, 1998. On May 1, 1998, Nasdaq delisted the Company's securities from the Nasdaq SmallCap Market. Trading in the Company's securities is currently being conducted in the Nasdaq OTC Bulletin Board which could substantially reduce the markets for the Company's securities.

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

     Management has taken the following steps to address its operating and financial requirements: signed a letter of intent for a $500,000 mezzanine loan which is expected to close in June 1998; initiated a cost reduction program which the Company estimates will reduce annual operating expenses by approximately $500,000; and, engaged an investment advisor to promote a private offering of equity and debt securities up to $8,500,000. Management believes these actions will be sufficient to fund operations through February 28, 1999; however, there can be no assurance that the Company will be able to successfully complete any of the above mentioned financings or that the planned cost reductions will materialize.

     The Company is currently evaluating the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information system. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitve software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. However, if the Company, or its customers or vendors, are unable to resolve such processing issues in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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

ITEM 7.  FINANCIAL STATEMENTS

See page F-1

                           SPARTA SURGICAL CORPORATION

                      Consolidated Financial Statements and
               Report of Independent Certified Public Accountants

                           February 28, 1998 and 1997

               Report of Independent Certified Public Accountants







Board of Directors
Sparta Surgical Corporation

We have audited the accompanying balance sheet of Sparta Surgical Corporation (the "Company"), as of February 28, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

San Jose, California
June 5, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sparta Surgical Corporation


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Sparta Surgical Corporation and Subsidiary for the year ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Sparta Surgical Corporation and Subsidiary for the year ended February 28, 1997 in conformity with generally accepted accounting principles.

                                                    Angell & Deering

                                                    Angell & Deering
                                                    Certified Public Accountants

Denver, Colorado
April 25, 1997

                           Sparta Surgical Corporation

                           CONSOLIDATED BALANCE SHEET

                                February 28, 1998


                                     ASSETS

Current assets
    Cash .......................................................    $     1,000
    Accounts receivable, net of allowance for
     doubtful accounts of $34,000 ..............................        215,000
    Inventories ................................................      2,165,000
    Other ......................................................         57,000
                                                                    -----------
              Total current assets .............................      2,438,000

Property and equipment, at cost:
    Equipment ..................................................        485,000
    Other ......................................................         16,000
                                                                    -----------
                                                                        501,000
    Less accumulated depreciation ..............................       (315,000)
                                                                    -----------
              Net property and equipment .......................        186,000

Other assets
    Intangible assets ..........................................        648,000
    Other ......................................................         56,000
                                                                    -----------
              Total other assets ...............................        704,000
                                                                    -----------
              Total assets .....................................    $ 3,328,000
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Current portion of long term obligations ...................    $   449,000
    Accounts payable - trade ...................................        552,000
    Accrued expenses ...........................................        315,000
                                                                    -----------
              Total current liabilities ........................      1,316,000

Revolving credit facility and long term obligations ............      2,282,000

Other long term liabilities ....................................        275,000

Stockholders' deficit:
    Preferred stock: $4 par value, 750,000 shares authorized;
       Non-cumulative convertible redeemable preferred stock:
          $4 par value, 165,000 shares authorized, 122,583
          shares issued and outstanding ........................        490,000
       Series A cumulative convertible preferred stock:
          $4 par value, 30,000 shares authorized,
          28,068 shares issued and outstanding .................        112,000
    Common stock: $0.002 par value, 8,000,000 shares
          authorized, 1,578,207 shares issued and outstanding ..          2,000
    Additional paid in capital .................................      8,257,000
    Accumulated deficit ........................................     (9,406,000)
                                                                    -----------
              Total stockholders' deficit ......................       (545,000)
                                                                    -----------
              Total liabilities and stockholders' deficit ......    $ 3,328,000
                                                                    ===========


The accompanying notes are an integral part of these statements.

                           Sparta Surgical Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the years ended February 28,



                                                            1998           1997
                                                     -----------    -----------

Net sales ........................................   $ 2,272,000    $ 2,243,000
Cost of sales ....................................     1,066,000      1,229,000
                                                     -----------    -----------

        Gross profit .............................     1,206,000      1,014,000

Selling, general and administrative expenses .....     2,121,000      2,292,000
Research and development expense .................        15,000         42,000
Litigation settlements ...........................            --        856,000
                                                     -----------    -----------

        Loss from operations .....................      (930,000)    (2,176,000)

Other income (expense):
    Interest and other income ....................        24,000         14,000
    Interest expense .............................      (404,000)      (388,000)
    Provision for uncollectible note receivable ..      (548,000)            --
    Gain on sale of wound care product line ......            --        607,000
    Gain on disposal of assets ...................            --         38,000
                                                     -----------    -----------
        Total other income (expense) .............      (928,000)       271,000
                                                     -----------    -----------

        Loss before provision for income taxes ...    (1,858,000)    (1,905,000)

Provision for income taxes .......................            --             --
                                                     -----------    -----------

        Net loss .................................    (1,858,000)    (1,905,000)

Preferred stock dividends ........................       (42,000)      (114,000)
                                                     -----------    -----------

        Net loss applicable to common shareholders   $(1,900,000)   $(2,019,000)
                                                     ===========    ===========

Basic and diluted net loss per common share ......   $     (2.27)   $     (2.73)
                                                     ===========    ===========

Shares used to calculate basic and diluted net
loss per common share ............................       836,189        740,702
                                                     ===========    ===========


The accompanying notes are an integral part of this statement.



                                                     Sparta Surgical Corporation

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                     Series A Cumulative
                                   Redeemable            Redeemable
                                Preferred Stock       Preferred Stock        Common Stock     Additional
                             ---------------------   -------------------   -----------------   Paid in   Accumulated
                              Shares      Amount      Shares    Amount      Shares    Amount   Capital      Deficit        Total
                             --------  -----------   -------   ---------   ---------  ------  ----------  -----------   -----------
Balance at March 1, 1996 ...  275,858  $ 1,104,000    44,910   $ 179,000     641,138  $1,000  $7,157,000  $(5,487,000)  $ 2,954,000

   Preferred stock dividends
    paid in common stock ...       --           --        --          --      29,015      --     124,000      (96,000)       28,000
   Conversion of preferred
    stock into common stock  (115,180)    (461,000)  (16,842)    (67,000)     52,429      --     528,000           --            --
   Exercise of warrants to
    purchase common stock ..       --           --        --          --      41,667      --     117,000           --       117,000
   Dividends accrued on
    Series A preferred stock       --           --        --          --          --      --          --      (18,000)      (18,000)
   Net loss ................       --           --        --          --          --      --          --   (1,905,000)   (1,905,000)
                             --------  -----------   -------   ---------   ---------  ------  ----------  -----------   -----------

Balance at February 28, 1997  160,678      643,000    28,068     112,000     764,249   1,000   7,926,000   (7,506,000)    1,176,000

   Preferred stock dividends
    paid in common stock ...       --           --        --          --      23,274      --      42,000      (42,000)           --
   Conversion of preferred
    stock into common stock   (38,095)    (153,000)       --          --      12,698   1,000     152,000           --            --
   Issuance of common stock
    under escrow agreement .       --           --        --          --     727,986      --          --           --            --
   Issuance of stock and
    warrants with debt .....       --           --        --          --      50,000      --     137,000           --       137,000
   Net loss ................       --           --        --          --          --      --          --   (1,858,000)   (1,858,000)
                             --------  -----------   -------   ---------   ---------  ------  ----------  -----------   -----------


Balance at February 28, 1998  122,583  $   490,000    28,068   $ 112,000   1,578,207  $2,000  $8,257,000  $(9,406,000)  $  (545,000)
                             ========  ===========   =======   =========   =========  ======  ==========  ===========   ===========


The accompanying notes are an integral part of these statements.




                                                                  Sparta Surgical Corporation

                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the years ended February 28,



                                                                                                         1998               1997
                                                                                                     ------------       -----------
Cash flows from operating activities:
    Net loss .................................................................................       $(1,858,000)       $(1,905,000)
    Adjustments to reconcile net loss to net cash used by
       operating activities:
          Depreciation and amortization ......................................................           476,000            240,000
          Provision for uncollectible note receivable ........................................           548,000                 --
          Gain on sale of product line .......................................................                --           (575,000)
          Gain on disposal of assets .........................................................                --            (38,000)
          Litigation settlements .............................................................                --            576,000
          Changes in operating assets and liabilities
                 Accounts receivable .........................................................           107,000            (33,000)
                 Inventories .................................................................            95,000            348,000
                 Other assets ................................................................            28,000            (22,000)
                 Accounts payable and accrued expenses .......................................          (171,000)            29,000
                                                                                                     -----------        -----------
                    Net cash used by operating activities ....................................          (775,000)        (1,380,000)

Cash flows from investing activities:
    Capital expenditures .....................................................................                --             (2,000)
    Repayment of notes receivable ............................................................           599,000              2,000
                                                                                                     -----------        -----------
                    Net cash provided by investing activities ................................           599,000                 --

Cash flows from financing activities:
    Proceeds from borrowing ..................................................................         2,129,000          3,666,000
    Principal payments on long term obligations ..............................................        (1,787,000)        (2,373,000)
    Issuance of common stock .................................................................                --            117,000
    Debt issuance costs incurred .............................................................          (165,000)           (30,000)
                                                                                                     -----------        -----------
                    Net cash provided by financing activities ................................           177,000          1,380,000
                                                                                                     -----------        -----------

                    Net change in cash and cash equivalents ..................................             1,000                 --

Cash and cash equivalents at beginning of year ...............................................                --                 --
                                                                                                     -----------        -----------

Cash and cash equivalents at end of year .....................................................       $     1,000        $        --
                                                                                                     ===========        ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Interest ..............................................................................       $   483,000        $   233,000
       Income taxes ..........................................................................                --                 --

Supplemental disclosure of non-cash financing activities:

In 1998, the Company  converted  $216,000 of trade payables and accrued interest into a term note.


The accompanying notes are an integral part of these statements.



                           Sparta Surgical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 1998 and 1997



NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Revenue Recognition
    -------------------

        The Company recognizes revenue when goods are shipped.

    Inventories
    -----------

        Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

    Cash Equivalents
    ----------------

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Basic and Diluted Net Loss Per Share
    ------------------------------------

        The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" during the year ended February 28, 1998. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied. The Company has restated the 1997 net loss per share amount in accordance with SFAS No. 128. This restatement had no effect on the reported amount.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    Property and Equipment
    ----------------------

        Property and equipment consists primarily of warehouse and office equipment and automobiles. Depreciation is calculated based on the
        following  estimated  useful  lives  using  the  straight-line   method.
        Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the improvement.

                 Equipment                              3 - 10 years
                 Automobiles                                 7 years

    Intangible Assets
    -----------------

        The Company evaluates the realizability of intangibles to determine potential impairment by comparing the undiscounted cash flows of the related assets. The Company provides for losses if an impairment is indicated. Intangible assets are being amortized using the straight-line method based on the following estimated useful lives. Debt issuance costs are amortized over the term of the related debt agreement.

                 Non-compete agreements                      5 years
                 Goodwill                               5 - 10 years
                 Patents and licensing agreement            10 years

    Stock-Based Compensation
    ------------------------

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the amount an employee must pay to acquire the stock.

    Income Taxes
    ------------

        Income taxes are computed using an asset and liability method. Under an asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws.

    Fair Value of Financial Instruments
    -----------------------------------

        The  fair  value  of  cash,   accounts  receivable  and  trade  payables
        approximate carrying value due to the short term nature of such instruments. The fair value of long term obligations from financial institutions approximates carrying value based on terms available for similar instruments. The fair value of long term obligations with related parties and individuals is not determinable.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


    Use of Estimates
    ----------------

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

    Concentrations
    --------------

        The Company provides credit, in the normal course of business, to a large number of distributors and wholesalers, concentrated in the medical supply industry. Accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations. For the year ended February 28, 1998, one customer accounted for 22% of net sales. In 1998, the Company purchased the products sold to this customer from a single source vendor. Purchases from this vendor were 33% of total cost of sales for the year ended February 28, 1998. The Company has identified an alternate supplier for this product; however, no purchases have been made from this vendor.

    Recent Accounting Pronouncements
    --------------------------------

        The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by SFAS No. 130 must be made beginning with the first quarter of 1999.

        The FASB also has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 will be effective for the year ending February 28, 1999.

    Reclassifications
    -----------------

        Certain   reclassifications   have  been  made  to  the  1997  financial
        statements to conform to the 1998 presentation.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 2 - SALE OF WOUND CARE PRODUCT LINE

        On December 7, 1995, the Company sold its impregnated wound care gauze dressings product line to Tecnol New Jersey Wound Care, Inc. ("Tecnol"), a subsidiary of Tecnol, Inc., a medical products manufacturer headquartered in Fort Worth, Texas (the "Wound Care Sale"). The assets sold consisted of wound care inventory, equipment, and various other assets. The sales price was $5,675,000 of which $5,010,000 was paid in cash, with the remaining $575,000 in the form of a promissory note with interest at the prime rate. The Company could not determine if certain conditions for collection of the note would be met prior to its due date and, as of February 28, 1996, deferred recognition of the portion of the gain on sale relating to the note. The Company accrued lease termination costs, moving costs and various other expenditures relating to the Wound Care Sale, that reduced the gain recognized on the sale by $600,000.

        The Company and Tecnol were involved in arbitration proceedings regarding numerous items related to the Wound Care Sale. A settlement was reached in March 1997 whereby Tecnol agreed to pay the amount outstanding under the promissory note and release certain other liabilities owed by the Company. As a result of the settlement, the Company recognized additional gain relating to the Wound Care Sale of $607,000 during the year ended February 28, 1997.


NOTE 3 - INTANGIBLE ASSETS

    Intangible assets consists of the following at February 28, 1998:

        Goodwill, net of accumulated
          amortization of $514,000                          $ 381,000
        Patents, net of accumulated
          amortization of $165,000                            187,000
        Debt issuance costs, net of
          accumulated amortization of $127,000                 80,000
                                                        -------------

              Total                                     $     648,000
                                                        =============

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 4 - REVOLVING CREDIT FACILITY AND LONG TERM OBLIGATIONS

    Long term obligations consist of the following at February 28, 1998:

        The Company has a revolving  credit  facility with a
        financial  institution  (the "Bank Line") that bears
        interest at prime (8.5% at February  28,  1998) plus
        3% and expires in July 2001.  Borrowings  under this
        line of credit  are  limited to the lesser of 85% of
        eligible  accounts  receivable  and 55% of  eligible
        inventory or $2,500,000. The line of credit facility
        is collateralized by substantially all assets of the
        Company and is  guaranteed  by Mr. Thomas F. Reiner,
        the Company's President, Chief Executive Officer and
        Chairman, up to $250,000. At February 28, 1998, as a
        result of the borrowing  limits,  the Company had no
        amounts  available  under  this  line of  credit.         $   1,473,000

        Mr.  Reiner has provided the Company with a $500,000
        line  of  credit  (the  "Reiner  Line")  that  bears
        interest  at  12%.  Borrowings  under  this  line of
        credit are due in June 1999.  At February  28, 1998,
        the Company had $359,000  available  under this line
        of credit.  Mr.  Reiner may convert any  outstanding
        balance  into  common  stock  at 75% of the  average
        trading price of the Company's common stock.                    141,000

        5% installment note due in 2000,  monthly  principal
        and interest  payments of $10,000.  The Company must
        also pay quarterly forbearance fees of $10,000 until
        the note is paid in full.                                       158,000

        4.5%   installment   note  due  in  2000,   variable
        principal  and  interest  payments  from  $4,000  to
        $10,000 per month.                                              188,000

        12% unsecured note due in June 1998.                            165,000

        15%  unsecured  note due in full by March 1999,  and
        guaranteed by Mr. Reiner.                                       375,000

        7% unsecured  installment note due in 2000,  monthly
        principal and interest payments of $3,000.                       83,000

        9.75%  unsecured  installment  note due in 2001, and
        guaranteed by Mr. Reiner.                                        62,000

        Obligations under capital leases                                 86,000
                                                                  -------------
                                                                      2,731,000
        Less current portion of long term debt                         (449,000)
                                                                  -------------

        Long term debt                                            $   2,282,000
                                                                  =============

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 4 - REVOLVING CREDIT FACILITY AND LONG TERM OBLIGATIONS (continued)

    Installments due on debt principal, including the capital leases, are as follows:

        Year ending February 28,
        ------------------------
                 1999                                  $     449,000
                 2000                                        710,000
                 2001                                         36,000
                 2002                                      1,536,000
                                                       -------------

                                                       $   2,731,000
                                                       =============

    In 1998, the Company issued 50,000 shares of common stock and 69,167 warrants to purchase shares of common stock in connection with the issuance of long term debt. The Company determined the aggregate fair value of these warrants and shares to be $136,000 and is amortizing this amount as interest expense over the life of the related debt agreement. As of February 28, 1998, the Company had 243,301 warrants outstanding which had been issued in connection with long term debt.


NOTE 5 - INCOME TAXES

    No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through February 28, 1998. The following table sets forth the primary components of deferred tax assets at February 28, 1998:

        Net operating loss and credit carryforwards    $   2,700,000
        Non-deductible reserves and expenses                 300,000
                                                       -------------
               Gross deferred tax assets                   3,000,000

        Valuation allowance                              (3,000,000)
                                                       -------------
                                                       $          --
                                                       =============

    The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At February 28, 1998, the Company had approximately $7,700,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire from 2007 to 2013. Additionally, the Company has approximately $1,750,000 of state net operating loss carryforwards for tax reporting purposes which will expire from 1999 to 2002.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 6 - STOCKHOLDERS' EQUITY

    Amendment to Authorized Common and Preferred Stock

        In March 1997, the Company's stockholders adopted a resolution approving a one for six reverse stock split of the issued and outstanding shares of common stock. The Company's Board of Directors also authorized, and the shareholders approved, an amendment and restatement of the Company's Articles of Incorporation, to reduce the number of authorized shares of common stock from 30,000,000 to 8,000,000 shares and to reduce the number of authorized shares of preferred stock from 5,000,000 to 750,000 shares. All share information and per share data have been restated for all periods presented to reflect the reverse stock split and decrease in authorized shares.

    Preferred Stock

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

        1992  Preferred  Stock.  The Company has  authorized  165,000  shares of
        Non-Cumulative Convertible Redeemable Preferred Stock (the "1992 Preferred Stock"). The holders of the 1992 Preferred Stock shall be entitled to receive non-cumulative dividends, at the rate of 10% per annum or $.40 per share, for each year that the Company has net income after taxes. The holders of the 1992 Preferred Stock are entitled to vote on all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the number of full shares of common stock into which the shares of 1992 Preferred Stock could be converted. Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of one share of common stock. Each preferred share is subject to redemption at $4.00 per share under certain conditions. The liquidation preference for the 1992 Preferred Stock is $4.00 per share. Warrants issued with the 1992 Preferred Stock expired in the year ended February 28, 1998.

        Series A Preferred Stock. The Company has authorized 30,000 shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The holders of the Series A Preferred Stock receive cumulative dividends at the quarterly rate of $0.375 per share. The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock has one vote. The Series A Preferred Stock is redeemable for cash at $10.00 per share plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible into shares of common stock at the rate 0.833 shares of Common Stock for each share of Series A Preferred Stock. The liquidation preference for the Series A Preferred Stock is $10 per share. The 1992 Preferred Stock carries liquidation rights senior to the Series A Preferred Stock.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

    Series A Warrants

        The securities sold in the Company's 1994 public offering (the "Units) consisted of one share of Series A Preferred Stock and four common stock purchase warrants (the "Series A Warrants"). As a result of stock splits since the offering, six Series A Warrants and $18.00 are convertible into one share of common stock. In connection with the offering, the Company issued to the underwriter, warrants to purchase 16,500 Units at an exercise price of $12.00 per Unit (the "Underwriters' Warrants"). The Series A Warrants and the Underwriters' Warrants are exercisable at any time until July 12, 1999. As of February 28, 1998, none of the Underwriters' Warrants had been exercised and 121,000 Series A Warrants remain outstanding, including 11,000 issuable upon the exercise of the Underwriters' Warrants.

    Stock Options and Warrants

        The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. The Plan expired in 1997. Options granted under the Plan generally vested within one year and terminate between five and ten years from the date of grant.

        The Company has also  granted  options and  warrants to purchase  common
        stock  outside  of  the  Plan  to  officers,   vendors,   directors  and
        consultants. These instruments generally vest within one year.

        Stock option and warrant activity, excluding the Series A Warrants, the Underwriters' Warrants and warrants issued in connection with long term debt, is summarized as follows:

                                                                      Weighted
                                                                      Average
                                                                     Exercise
                                                     Shares            Price
                                                 --------------    -------------
          Balance at March 1, 1996                     256,281     $        9.88
              Granted                                        -                 -
              Exercised                                      -                 -
              Cancelled                                   (250)            13.50
                                                 --------------    -------------

          Balance at February 28, 1997                 256,031              9.88
              Granted                                  647,000              1.26
              Exercised                                      -                 -
              Cancelled                                (44,858)            10.47
                                                 --------------    -------------

          Balance at February 28, 1998                 858,173     $        3.35
                                                 ==============    =============

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 6 - STOCKHOLDERS' EQUITY (continued)

    The following table summarizes information about stock options and warrants outstanding as of February 28, 1998:

                                               Weighted
                                 Weighted       Average                 Weighted
    Range or                      Average      Remaining                 Average
    Exercise         Number      Exercise     Contractual    Number     Exercise
     Price        Outstanding     Price          Term      Exercisable   Price
 --------------   -----------    --------    -----------   -----------  --------
 $0.59 - $1.375     527,000         $1.14      7 years       434,500       $1.11
  $1.98 - $3.18     194,336          2.21      6 years       194,336        2.21
     $13.50         136,837         13.50      3 years       136,837       13.50
                  -----------                              -----------
                    858,173                                  765,673
                  ===========                              ===========

    The following table depicts the Company's pro forma results for the years ending February 28, had compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS 123:

                                                    1998                1997
                                               -------------        -----------

        Net loss applicable to common
         shareholders
            As reported                        $  (1,900,000)    $  (2,019,000)
            Pro forma                             (2,618,000)       (2,019,000)

        Basic and diluted net loss
         per share
            As reported                               $(2.27)           $(2.73)
            Pro forma                                 $(3.13)           $(2.73)

    The fair value of each option grant was determined using the Black-Scholes model. The weighted average fair value of options granted to employees during 1998 was $1.10. No grants were made in 1997. The following weighted average assumptions were used to perform the calculations: expected life of 7 years; interest rate of 6.3%; volatility of 125%; and no dividend yield. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 7 - COMMITMENTS

    The Company leases equipment and facilities under operating lease agreements. Rental expense was $160,000 and $169,000 for the years ended February 28, 1998 and 1997, respectively. The following is a schedule of future minimum lease payments under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year:

          Year ending February 28,
          ------------------------
                 1999                                     $  124,000
                 2000                                          6,000

    The Company has an agreement with one of its lenders, who is also a shareholder, for consulting services in the amount of $100,000 for two years commencing March 1997.

    In April 1998, the Company signed an investment agreement which provides for the financial advisor to receive warrants to purchase 150,000 shares of Common Stock at $1.00 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

    The Company has entered into several transactions with Mr. Reiner for the issuance of shares of common stock or the granting of options to purchase shares of common stock. Mr. Reiner has been granted 659,502 options to purchase shares of common stock. These options have been granted both from the Plan and from outside the Plan.

    Mr. Reiner has also been granted 952,986 (727,986 as of February 28, 1998) shares of common stock for providing the Reiner Line and for guaranteeing certain debt obligations of the Company. The Company and Mr. Reiner entered into an escrow agreement whereby the issuance of the 952,986 shares is contingent upon the Company meeting certain performance goals prior to May 2004. The Company has not satisfied these conditions. Mr. Reiner has voting authority over these shares and these shares are considered outstanding as of February 28, 1998, although for purposes of calculating the net loss per share, these shares are excluded.

    Prior to 1998, Mr. Reiner had entered into several note agreements with the Company. Under the terms of these agreements, as of February 28, 1997, Mr. Reiner was obligated to pay the Company $569,000. During 1998, Mr. Reiner made repayments in the amount of $21,000. The Company has agreed to forgive the amounts owed under the notes if the performance criteria contained in the escrow agreement are achieved prior to May 2004. The Company does not consider collection of the notes to be probable and recorded a charge to operations of $548,000 during the year ended February 28, 1998. At February 28, 1997, these notes were presented as a reduction of stockholders' equity.

    In total, Mr. Reiner directly holds 43,745 shares of common stock, has options or warrants to purchase 659,502 shares of common stock at prices ranging from $0.59 to $13.50 per share and has voting authority over 1,007,148 shares of common stock. Mr. Reiner also is the trustee over voting trusts for 125,834 shares of common stock issuable upon the exercise of outstanding warrants.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

    Under the terms of an employment agreement, Mr. Reiner's daughter, an employee of the Company, has been granted options to purchase 150,000 shares of common stock. These options vest over three years and are exercisable at $0.75 per share.


NOTE 9 - EMPLOYEE BENEFIT PLANS

    The Company sponsors a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions for the years ended February 28, 1998 and 1997.


NOTE 10 - LITIGATION

    In August 1996, the Company settled three related civil actions involving disputes between the Company, Mr. Reiner and the Company's former chairman of the Board of Directors. These disputes related to the chairman's termination as an officer and director of the Company, his employment agreement and various other obligations between the parties. Under the settlement, the Company paid $263,000 in cash and issued a promissory note in the amount of $62,000 payable in five years. In addition, all debts owing between the parties were forgiven. The total cost for the settlement was $696,000.

    In November 1996, the Company settled a civil action involving disputes between the Company, Mr. Reiner, and a former Vice President of Sales of the Company relating to certain employment disputes. The Company paid $35,000 in cash and issued a promissory note in the amount of $125,000 payable over forty-two months. The total cost of the settlement to the Company was $160,000.

    In May 1998, the Company settled an action stemming from an acquisition in 1992. As settlement, the Company issued warrants to purchase 65,000 shares of Common Stock at $0.75 per share and 35,000 shares of Common Stock.

    The Company is currently litigating a dispute in connection with the termination of the lease of the Company's former facilities in New Jersey. The Company has accrued $275,000 for lease termination costs.

                           Sparta Surgical Corporation

                           February 28, 1998 and 1997


NOTE 11 - LIQUIDITY AND CAPITAL RESOURCES

    In 1995, the Company sold its wound care product line and has not been able to replace the revenues which were attributable to the product line. The Company has incurred losses for the years ended February 28, 1998 and 1997, of $1,858,000 and $1,905,000. In May 1998, the Company entered into a non-binding letter of intent to acquire all of the outstanding common stock of Med-E-Quip, Locators, Inc., a supplier of medical products.

    Management has taken the following steps to address its operating and financial requirements: signed a letter of intent for a $500,000 mezzanine loan which is expected to close in June 1998; initiated a cost reduction program which the Company estimates will reduce annual operating expenses by approximately $500,000; and, engaged an investment advisor to promote a private offering of equity and debt securities up to $8,500,000. Management believes these actions will be sufficient to fund operations through February 28, 1999; however, there can be no assurance that the Company will be able to successfully complete any of the above mentioned financings or that the planned cost reductions will materialize.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding the Company's executive officers and directors for the fiscal year ended February 28, 1998:

               Name                Age                      Office
               ----                ---                      ------
        Thomas F. Reiner           52        Chairman of the Board of Directors,
                                             Chief Executive Officer, President,
                                             Treasurer, and Director

        Joseph Barbrie             44        Vice President of Sales

        H. Dale Biggs              67        Controller/Chief Financial Officer

        Michael Y. Granger         42        Director

        Allan J. Korn              55        Director

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

     Wm. Samuel Veazey, the Company's former Vice President of Finance, resigned from his position on March 2, 1998.

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

     Joseph Barbrie has been Vice President of Operations since March 1989 and Vice President of Sales since March 1996. From 1979 to 1989 he was employed by Superior Healthcare Group, becoming its director of purchasing/operations in 1984. Mr. Barbrie earned an A.S. degree in Business Management from Johnson & Wales College.

     H. Dale Biggs has been Controller/Chief Financial Officer since March 9, 1998. From July 1990 to November 1994, Mr. Biggs held the position of Accounting Manager and in 1994 was promoted to the position of Controller. From 1969 through 1987, Mr. Biggs held various accounting management positions with Kaiser Cement and Gypsum, Inc. Mr. Biggs holds a B.S. degree in Business Administration from Fresno State University. He is a Certified Public Accountant.

     Michael Y. Granger, a director of the Company since June 1991, has been President of Ark Capital Management, Inc., an independent management consulting firm since April 1991. From March 1990 to April 1991, he was Vice President and Portfolio Manager for LINC Capital Management, a large independent health-care financial services company, where his responsibilities included providing financing for private health-care companies. Prior to joining LINC, Mr. Granger was an Investment Manager with Xerox Venture Capital, a $100 million early-stage venture capital fund, where he was responsible for identifying, selecting and managing investments in high technology companies. Earlier, he was a principal at CIGNA Venture Capital, Inc., an investment subsidiary of CIGNA Investments, where he was responsible for managing a $160 million private equity investment program. Mr. Granger's operating experience includes management positions at AT&T. Mr. Granger earned his Bachelor of Science degree in Electrical Engineering from the University of Massachusetts at Amherst and M.B. A. degree in Finance and General Management from Dartmouth College's Amos Tuck School of Business. Mr. Granger has been a venture capital professional since 1985.

     Allan J. Korn, a director of the Company since February 1994, has been Vice President of Sales and Marketing since August 1997 with A and Z Pharmecutical, Inc. From 1994 he held the position of Vice President of Marketing for Ohm Labs, Inc. From March 1985, until September 1993, he held various sales and marketing executive positions with DuPont Multi-Source Products, Inc. Mr. Korn earned a
B.A. degree in Economics from Queens College, Flushing, New York and an M.B.A. degree in Marketing from Fairleigh Dickinson University. Mr. Korn is also an Adjunct Professor in Business Administration at Union County College.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation for services rendered to the Company in all capacities awarded to, earned by, or paid to the Chief Executive Officer and the Company's other executive officers who received compensation of more than $100,000 in the fiscal year ended February 28, 1998 and for each of the three fiscal years ended February 28, 1998.


                                                            Summary Compensation Table
                                                                                               Long-Term
                                                            Annual Compensation              Compensation
                                                            -------------------  Other Annual     Awards       All Other
Name and Principal Position                   Year     Salary         Bonus      Compensation    Options      Compensation
---------------------------                   ----     ------         -----      ------------    -------      ------------
Thomas F. Reiner ..........................   1998   $275,581(1)   $      0      $  7,543(3)    447,000(4)       $ -- (6)
Chairman, Chief Executive                     1997    274,299(1)          0        11,976(3)          0             0
 Officer, Treasurer, Director                 1996    293,288(1)     63,000(2)      9,165(3)     83,334(5)          0
Joseph Barbrie ............................   1998    104,050             0             0        40,000(8)          0
     Vice President of Sales                  1997    116,308             0             0             0             0
                                              1996    113,743         6,000(7)          0         8,334(8)          0
Wm. Samuel Veazey (9) .....................   1998    102,711             0             0        40,000(8)          0
     Vice President of Finance                1997    112,933             0             0             0             0
     and Administration                       1996     98,734        11,000(7)          0         8,334(8)          0

-------------
(1) Includes salaries and an automobile and insurance allowance. See "- Employment Agreements."
(2) Includes a $50,000 bonus in consideration of completing the sale of the medical product line and a bonus of $13,000 accrued in Fiscal 1996 related to the Company's management bonus plan.
(3) Represents an unpaid vacation accrual in Fiscal 1998 and paid vacation accruals in Fiscal 1997 and Fiscal 1996.
(4) Includes options to purchase an aggregate of 447,000 shares at prices ranging from $.59 to $1.98 per share exercisable through various dates until January 15, 2005. See Item 12 "Certain Relationships and Related Transactions."
(5) In December 1995, in connection with the sale of the medical product line, the Company issued to Mr. Reiner options to purchase 83,334 shares at $2.40 per share exercisable until December 4, 2003.

(6) Excludes 952,986 shares of Common Stock contingently issuable to Mr. Reiner pursuant to a Stock Escrow Agreement upon the Company achieving certain goals or the occurrence of certain events prior to May 2004. In addition, in connection with the Agreement Regarding Indebtedness, the Company agreed to forgive $548,000 in notes receivable from Mr. Reiner in the event the same performance criteria are achieved prior to May 2004. See Item 12 "Certain Relationships and Related Transactions."
(7) Represents paid bonuses under the Company's management bonus plan which were accrued in Fiscal 1996.
(8) In December 1995, in connection with the sale of the medical product line, the Company issued options to Messrs. Barbrie and Veazey to purchase 8,334 shares each at $2.40 per share at any time until December 4, 2003. In June 1997, in connection with a restructuring plan involving a Company wide reduction in salaries, the Company issued options to Messrs. Barbrie and Veazey to purchase 40,000 shares each at $1.25 per share at any time until June 5, 2004. (9) Mr. Veazey, the Company's former Vice President of Finance, resigned from his position on March 2, 1998. Mr. Veazey's options to purchase 40,000 and 8,334 shares expired on June 2, 1998 as a result of his resignation.

Option Grants in Last Fiscal Year and Stock Option Grant

     The following table provides information on option grants during the year ended February 28, 1998 to the named executive officers:

                                Individual Grants

                           % of Total Options
                               Granted to
                    Options   Employees in
Name                Granted    Fiscal Year   Exercise Price    Expiration Date
----                -------    -----------   --------------    ---------------
Thomas F. Reiner     62,500        9.7%         $1.98           March 17, 2004
                     27,500        4.3           1.98           March 17, 2004
                     97,000       15.0           1.28           May 21, 2002
                     15,000        2.3           1.38           June 5, 2004
                    150,000       23.2           1.25           July 25, 2004
                     95,000       14.9            .59           January 15, 2005
Joseph Barbrie       40,000        6.2           1.25           June 5, 2004
Wm. Samuel Veazey    40,000        6.2           1.25           June 5, 2004

Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at February 28, 1998. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended February 28, 1998.

                               Number of               Value of Unexercised
                          Unexercised Options          In-The-Money Options
                          at Fiscal Year End           at Fiscal Year End (1)
        Name          Exercisable  Unexercisable    Exercisable   Unexercisable
        ----          -----------  -------------    -----------   -------------
  Thomas F. Reiner      635,335         24,167      $  93,325        $      0
  Joseph Barbrie         30,418         20,000          2,500           2,500
  Wm. Samuel Veazey      31,251         20,000          2,500           2,500

-----------
(1) The closing price of the Common Stock on February 28, 1998 as reported by Nasdaq was $1.375

Employment Agreements

     On April 8, 1996, the Company entered into an employment agreement through February 28, 2003 ("Agreement") with Mr. Reiner replacing the April 22, 1994, and as subsequently amended, employment agreement which replaced the September 29, 1993 employment agreement. The Agreement provides for a base salary of

$239,500 per year, (with annual increases based upon the greater of 4% or the Producer Price Index for Surgical and Medical Instruments and Apparatus published by the U.S. Department of Labor), 50% of the Management Bonus, $500,000 whole life and $1,000,000 term life insurance policies to be owned by Mr. Reiner, an automobile allowance and significant termination payments to Mr. Reiner in the event the Agreement is canceled for any reason other than cause, and references existing stock options to purchase up to 50,000 shares of the Company's Common Stock at $13.50 per share of which options to purchase 33,334 shares were granted and options to purchase an additional 16,667 shares were granted but may not be exercised unless the Company reports income from operations of at least $1,000,000 for any fiscal year through February 28, 2004. Mr. Reiner is also to receive annual cash bonuses based upon the Company reaching certain annual levels of income from operations during the term of the Agreement as follows:

         Income from
         Operations                        Amount of Bonus
         ----------                        ---------------
          $150,000                             $15,000
           210,000                              30,000
           300,000                              50,000
           450,000                              65,000
           600,000                              75,000
           750,000                              85,000
           900,000                              95,000

     On April 8, 1996, the Company amended the Management Bonus Plan providing for pooled bonuses of 8% of the Company's pre-tax net income to be shared among the Company's management for the fiscal years through February 28, 2003. On February 23, 1998, the Company amended the April 8, 1996 Agreement, whereby, Mr. Reiner agreed to reduce his base salary from $239,500 per year to $175,000 and to cancel his right to an automatic three (3) year extension under such agreement. On February 23, 1998,in consideration of Mr. Reiner agreeing to amend his Agreement and provide the Company with a Working Capital Facility, the Company cancelled Mr. Reiner's indebtedness under the Debt Repayment Agreement dated April 1997 in the approximate amount of $548,000. On May 8, 1998, the Company entered into an Agreement Regarding Indebtedness, whereby, the Company and Mr. Reiner agreed to reinstate the debt in the approximate amount of $548,000 providing that Mr. Reiner shall be relieved of any obligation to repay any of the Indebtedness contingent upon the Company achieving certain goals or the occurrence of certain events prior to May 2004. See Item 12 "Certain Relationships and Related Transactions."

Stock Option Plan and Stock Option Grant

     In 1987, the Company adopted its 1987 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company. In January 1994, the Company's stockholders approved an increase in the number of stock options available under the Plan to a total of 250,000 options. The 1987 Stock Option Plan expired on July 1, 1997.

     The Plan was administered by the Board of Directors, which determined those individuals who received options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price.

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

     Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of the Company become available once again for issuance. As of June 5, 1998, options to purchase 162,252 shares have been granted under the Plan. A total of 162,252 options are currently exercisable, and no options have been exercised.

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

     In March 1997, in consideration for Mr. Reiner personally guaranteeing an aggregate of $540,000 in Company debt owed to Halstead and J & C Resources, the Company issued to Mr. Reiner options to purchase 90,000 shares of its Common Stock at $1.98 per share through March 2004. See Item 12 "Certain Relationships and Related Transactions."

     In June 1997, in connection with the Company's implementation of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program, the Company issued to Mr. Reiner options to purchase 15,000 shares of its Common Stock at $1.38 per share and to Messrs. Barbrie, Veazey, Granger and Korn options to purchase 40,000, 40,000, 10,000, and 10,000 shares, respectively, at $1.25 per share all until June 5, 2004.

     On July 25, 1997, in consideration for Mr. Reiner providing his personal guarantee for the NationsCredit Loan, the Company issued to Mr. Reiner 80,000 shares of common stock and an option to purchase up to 150,000 of its Common Stock exercisable at $1.25 per share at any time until July 25, 2004.

     On July 25, 1997, in consideration of Mr. Reiner having provided the Company with a Working Capital Credit Facility, the Company agreed to issue to Mr. Reiner an option to purchase 97,000 shares of the Company's Common Stock at $1.28 per share at any time until May 21, 2002.

     On January 15, 1998, in consideration for Mr. Reiner's efforts in successfully negotiating long-term non-cancellable contracts having an aggregate value of approximately $1,723,000, the Company issued to Mr. Reiner options to purchase 95,000 shares of its Common Stock at $.59 per share at any time until January 15, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning stock ownership of the Company's $.002 par value Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director, by all individuals named in the "Summary Compensation Table" of "Item 10. Executive Compensation" section and by all directors and officers as a group, as of June 5, 1998. None of the named individuals or any other executive officers own any shares of 1992 Preferred Stock or 1994 Preferred Stock nor does any person own beneficially 5% or more of the outstanding shares of 1992 or 1994 Preferred Stock. For purposes of determining the percentage ownership of the individuals and group listed in the table, the 1992 Preferred Stock and the Common Stock have been treated as one class, since both classes are entitled to vote share for share on all matters on which the Common Stock is entitled to vote. The 1994 Preferred Stock has not been included as it is non-voting.

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

                                                Number              Percent
                                             of Shares of        of Class of
                                                Common              Common
       Name                                   Stock Owned         Stock Owned
       ----                                   -----------         -----------
       Thomas F. Reiner (1)                   1,966,681              69.1%
       Joseph Barbrie (2)                        50,418               2.6%
       Michael Y. Granger (3)                    13,334               0.7%
       Allan J. Korn (3)                         12,501               0.7%
       Charles C. Johnston (4)                  130,002               6.7%
       All officers and directors as
        a group (four persons) (5)            2,042,934              69.9%

-------------
(1) Includes shares and (i) 659,502 shares issuable upon exercise of options at prices ranging from $.59 to $13.50 per share through various dates until January 15, 2005; (ii) certain shares and options to purchase shares for which Mr. Reiner acts as trustee under a voting trust agreement; (iii) 174,197 shares and options to purchase shares currently owned by Mr. Reiner's two daughters; and (iv) 952,986 shares contingently issuable to Mr. Reiner pursuant to a Stock Escrow Agreement dated May 8, 1998 which provides Mr. Reiner with full voting rights until their release. See Item 12 "Certain Relationships and Related Transactions."
(2) Includes 2,084 shares issuable upon exercise of options at $13.50 per share until February 14, 2004; 8,334 shares issuable upon exercise of options at $2.40 per share until December 4, 2003; and 40,000 shares issuable upon exercise of options at $1.25 per share until June 5, 2004.

(3) Includes 1,667 and 834 shares of Common Stock issuable upon exercise of options to Messrs. Granger and Korn, respectively, at $13.50 per share at any time until February 14, 2004 and 1,667 shares of Common Stock each issuable upon exercise of options at $2.40 per share until December 4, 2003 and 10,000 shares issuable to each of Messrs. Granger and Korn upon exercise of options at $1.25 per share until June 4, 2005.
(4) Includes shares and warrants owned by Mr. Johnston or by companies controlled by Mr. Johnston which entitle them to purchase up to 6,667 shares at $12.60 per share at any time until August 18, 1999, 8,334 shares at $2.25 per share at any time until January 4, 1999, 20,834 shares at $3.00 per share at any time until July 18, 1999, and 16,667 shares at $.60 per share at any time until March 17, 2001.
(5) Includes an aggregate of 1,031,756 shares of Common Stock issuable upon exercise of currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management is of the opinion that each transaction described below between the Company and its officers, directors or stockholders was on terms at least as fair to the Company as had the transaction been concluded with an unaffiliated party, except for the loans advanced by the Company to an officer which does not bear interest and are subject to an Agreement Regarding Indebtedness. All material transactions between the Company and its officers, directors or principal stockholders are subject to approval by a majority of the Company's directors not having an interest in the transaction. There are currently two outside directors. Mr. Reiner is the Company's Chairman, Chief Executive Officer and President.

     Prior to 1998, Mr. Reiner had entered into several note agreements with the Company. Under the terms of these agreements, as of February 28, 1997, Mr. Reiner was obligated to pay the Company $569,000. In April 1997, the Company entered into a Debt Repayment Agreement with Mr. Reiner. The amounts owed by Mr. Reiner were to be repaid at varying amounts through April 2004. The repayments were made by deducting the amounts from Mr. Reiner's payroll checks. In addition, all amounts owed by Mr. Reiner were extended to April 2004, no interest was charged on the notes owed by Mr. Reiner and the Company was required to reimburse Mr. Reiner for certain income tax related considerations. During Fiscal 1998, Mr. Reiner made repayments in the amount of $21,000. On February 23, 1998, in consideration of Mr. Reiner agreeing to reduce his salary to $175,000 per year, cancel his right to an automatic extension under his Employment Agreement, and provide the Company with a Working Capital Facility, the Company cancelled his indebtedness to the Company. On May 8, 1998 the Company entered into an Agreement Regarding Indebtedness, pursuant to which the Company and Mr. Reiner agreed to reinstate the debt in the approximate amount of $548,000 providing that Mr. Reiner shall be relieved of any obligation to repay any of the indebtedness upon the occurrence of any of the following conditions;
(i) any change in control for the Company; (ii) the termination of Mr. Reiner's employment with the Company by either party for any reason; (iii) the Company becoming insolvent or filing for bankruptcy; or (iv) the Company's net sales exceeding $2.5 million during any fiscal year through May 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     In March 1997, in consideration for Mr. Reiner personally guaranteeing an aggregate of $540,000 in Company debt owed to Halstead and J & C Resources, the Company issued to Mr. Reiner options to purchase 90,000 shares of its Common Stock at $1.98 per share through March 2004.

     On July 25, 1997, in consideration for Mr. Reiner providing his personal guarantee for the NationsCredit Loan, the Company issued to Mr. Reiner 80,000 shares of common stock and an option to purchase up to 150,000 of its Common Stock exercisable at $1.25 per share at any time until July 25, 2004.

     Since inception, the Company has been undercapitalized and has experienced financial difficulties. The Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain other Company obligations have required personal guarantees from Mr. Reiner for which he has been compensated by the Company. In addition, from time to time, Mr. Reiner has provided the Company with the required working capital in order to continue to operate.

     On May 31, 1997, Mr. Reiner, provided the Company with a Working Capital Credit Facility of up to $200,000 (which was subsequently ammended to up to $500,000), bearing 12% interest per annum. The advances made under the Working Capital Credit Facility are due the earlier of (i) thirty (30) calendar days including accrued interest; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) at the option of Mr. Reiner, with five (5) day notice to the Company. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 75% of the average closing bid prices as reported on Nasdaq for the five (5) trading days preceding the conversion date.

     In June 1997, in connection with the Company's implementation of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program, the Company issued to Mr. Reiner an option to purchase 15,000 shares of its Common Stock at $1.38 per share at any time until June 5, 2004.

     On July 25, 1997, in consideration of Mr. Reiner having provided the Company with a Working Capital Credit Facility, the Company agreed to issue to Mr. Reiner an option to purchase 97,000 shares of the Company's Common Stock at $1.28 per share at any time until May 21, 2002.

     On January 15, 1998, in consideration for Mr. Reiner's efforts in successfully negotiating long-term non-cancellable contracts having an aggregate value of approximately $1,723,000, the Company issued to Mr. Reiner options to purchase 95,000 shares of its Common Stock at $.59 per share at any time until January 15, 2005.

     On February 10, 1998, in consideration of Mr. Reiner having provided personal guarantees on the settlement of an action entitled Sparta Surgical Corp. v. John P. Landino, the Company issued to Mr. Reiner 198,000 shares of the Company's Common Stock.

     On February 20, 1998, in consideration of Mr. Reiner having provided various personal guarantees for the Company's debts in the approximate amount of $715,000, the Company issued to Mr. Reiner 299,986 shares of the Company's Common Stock.

     On February 25, 1998, in consideration for increasing the Working Capital Credit Facility from $200,000 to $250,000, the Company issued to Mr. Reiner 150,000 shares of the Company's Common Stock.

     On April 1, 1998, in consideration for increasing the Working Capital Credit Facility from $250,000 to $300,000, the Company agreed to issue to Mr. Reiner 75,000 shares of the Company's Common Stock.

     On April 9, 1998, in consideration for increasing the Working Capital Credit Facility from $300,000 to $400,000, the Company agreed to issue to Mr. Reiner 150,000 shares of the Company's Common Stock.

     On June 11, 1998, Mr. Reiner agreed to increase the Working Capital Credit Facility to up to $500,000 and to defer all principal and interest payments until June 1999. As of June 11, 1998, the amount due to Mr. Reiner under the Working Capital Credit Facility was approximately $270,000.

     On May 8, 1998, the Company and Mr. Reiner entered into a Stock Escrow Agreement pursuant to which an aggregate of 952,986 shares of Common Stock previously issued to Mr. Reiner between July 25, 1997 and April 9, 1998 were cancelled and re-issued subject to the conditions on the Stock Escrow Agreement. The Stock Escrow Agreement provides for the escrowed shares to be released and assigned to the Company for cancellation unless they are released to Mr. Reiner upon the occurrence of an earlier condition of release. Following are the shares to be released upon the conditions being met by May 2004; (i) 35% of the escrowed shares in the event that the Company has net sales in excess of $2.4 million during any fiscal year; (ii) 70% of the escrowed shares in the event that the Company has net sales in excess of $2.6 million during any fiscal year;
(iii) 100% of the escrowed shares in the event that the Company has net sales in excess of $2.75 million during any fiscal year; (iv) 50% of the escrowed shares in the event that the Company has net income from operations in excess of $200,000 during any fiscal year; (v) 100% of the escrowed shares in the event that the Company has net income from operations in excess of $300,000 during any fiscal year; (vi) 100% of the escrowed shares in the event that there is any change in control for the Company; (vii) 100% of the escrowed shares in the event that Mr. Reiner's employment with the Company is terminated by either party for any reason; or (viii) 100% of the escrowed shares in the event that the Company becomes insolvent or files for bankruptcy.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

Exhibit No.                     Title
-----------                     -----
3(a)    Certificate of Incorporation (BioMetallics, Inc.) (1)
3(b)    Restated Certificate of Incorporation (BioMetallics, Inc.) (1)
3(c)    Bylaws (BioMetallics, Inc.) (1)
3.1     Certificate  for  Renewal  of  Certificate  of   Incorporation   of  the
        Registrant. (1)
3.2     Amendment to Restated  Certificate of  Incorporation  of the Registrant.
        (1)
3.3     Restated Certificate of Incorporation of the Registrant. (1)
3.4     Restated Certificate of Incorporation of the Registrant. (1)
3.5 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant. (2)
3.6     Certificate of Designation of Preferences for Series A Preferred  Stock.
        (3)
3.7     Articles of Incorporation of Sparta Maxillofacial Products, Inc. (3)
3.8     Bylaws of Sparta Maxillofacial Products, Inc. (3)
3.9     Restated Bylaws of the Registrant. (3)
3.10    Bylaws of the Registrant (April 1994.) (3)
3.11 Certificate of Amendment of Restated Certificate of Incorporation and Certificate of Designations and the Terms and Conditions and Relative Rights and Preferences of Series A Convertible Preferred Stock and Certificate of Designations of Redeemable Convertible Preferred Stock of the Registrant. (7)
10.77 Asset Purchase Agreement dated December 7, 1995 between the Registrant and Tecnol Medical Products, Inc. (4)
10.78 Restructuring of Loan and Warrants Agreement dated December 1, 1995 between the Registrant and Arbora A.G. (4)
10.79 Security Agreement dated January 31, 1996 between the Registrant and FINOVA Capital Corporation. (5) 10.80 Loan Document Release From Escrow Letter dated March 11, 1996 between the Registrant and FINOVA Capital Corporation. (5)
10.81   Voting Trust Agreement between Arbora A.G. and Mr. Reiner. (6)
10.82 Voting Trust Agreement between Ulrich Rud and Rudolph Hugi, jointly and Mr. Reiner.(6)
10.83   Stock Option Agreement dated December 12, 1995 with Mr. Reiner. (6)
10.84   Restated Employment Agreement dated April 8, 1996 - Mr. Reiner. (6)
10.87   Stock Option Agreement dated March 18, 1997 with Mr. Reiner. (7)
10.88   Stock Option Agreement dated March 18, 1997 with Mr. Reiner. (7)
10.89 Debt Repayment Agreement dated April 23, 1997 by and between the Registrant and Mr. Reiner. (7)
10.92 Loan and Security Agreement dated July 25, 1997 between the Registrant and NationCredit Commercial Funding Division of NationsCredit Commercial Corporation. (8)
10.93   Stock Option  Agreement  dated July 25, 1998 with Mr.  Thomas F. Reiner.
        (8)
10.94 Stock Escrow Agreement dated May 8, 1998 between the Registrant and Mr. Reiner.
10.95   Agreement   Regarding   Indebtedness  dated  May  8,  1998  between  the
        Registrant and Mr. Reiner.
16.1 Letter from Angell & Deering agreeing to the statements made in the Form 8-K regarding the dismissal of independent accountant. (9)
27      Financial Data Schedule.

-----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-18 and Post-Effective Amendments thereto, file number 33-16303-NY.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 file number 33-43307 declared effective on March 10, 1992 and post effective amendment thereto declared effective on August 26, 1994.
(3) Previously filed as a part of the Registrant's Registration Statement, File No. 33-76782, declared effective on July 12, 1994.
(4)  Incorporated  by reference to the  Registrant's  Form 8-K dated December 7,
     1995.
(5)  Incorporated  by  reference  to the  Registrant's  Form 8-K dated March 11,
     1996.
(6) Incorporated by reference to the Registrant's Form 10-KSB for the year ended February 29, 1996.
(7) Incorporated by reference to the Registrant's Form 10-KSB for the year ended February 28, 1997.
(8)  Incorporated by reference to the Registrant's Form 8-K dated July 25, 1997.
(9)  Incorporated  by reference to the  Registrant's  Form 8-K dated  October 9,
     1997.

          b. Reports on Form 8-K:

          The Registrant filed a Form 8-K dated February 25, 1998 which reported Nasdaq's notification to the Registrant that it was not in compliance with the new SmallCap Market continued listing requirements and that its securities would be delisted on March 4, 1998.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, California, on June 12, 1998.

                                                SPARTA SURGICAL CORPORATION



                                                By: Thomas F. Reiner
                                                    ---------------------------
                                                    Thomas F. Reiner
                                                    Chairman, CEO & President

     Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on the dates indicated.

     Signature                      Title                                Date
     ---------                      -----                                ----


Thomas F. Reiner                Chairman of the                    June 12, 1998
-------------------------       Board of Directors,
Thomas F. Reiner                Chief Executive Officer,
                                President, Treasurer,
                                (Principal Executive
                                Officer), and Director

Joseph Barbrie                  Vice President of                  June 12, 1998
-------------------------       Sales
Joseph Barbrie




H. Dale Biggs                   Controller and                     June 12, 1998
-------------------------       Chief Financial Officer
H. Dale Biggs                   (Principal Accounting Officer)




Michael Y. Granger              Director                           June 12, 1998
-------------------------
Michael Y. Granger




Allan J. Korn                   Director                           June 12, 1998
-------------------------
Allan J. Korn

                       SECURITIES AND EXCHANGE COMMISSION

                                    EXHIBITS
                                       TO
                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998