Form 10QSB
period 1998-05-31
SPARTA SURGICAL CORP
filed 1998-07-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                       For the quarter ended May 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 9, 1998, 1,851,235 shares of Common Stock, 121,783 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number

Part I.    Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance
                      Sheet as of May 31, 1998                                 1

                      Consolidated Statements of
                      Operations for the three months
                      ended May 31, 1998 and 1997                              2

                      Consolidated Statements of
                      Cash Flows for the three months
                      ended May 31, 1998 and 1997                              3

                      Notes to Financial Statements                            4

           Item 2.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                            5 - 7

Part II.   Other Information and Signatures                                8 - 9

                           SPARTA SURGICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
 Cash and cash equivalents .....................................    $     1,000
 Accounts receivable - net of allowance
   for doubtful accounts of $34,000 ............................        407,000
 Inventories ...................................................      2,111,000
 Other .........................................................         32,000
                                                                    -----------

    Total current assets .......................................      2,551,000
                                                                    -----------
Property and equipment, at cost:
 Equipment .....................................................        490,000
 Other .........................................................         16,000
                                                                    -----------
                                                                        506,000
Less accumulated depreciation ..................................       (330,000)
                                                                    -----------
    Net property and equipment .................................        176,000
                                                                    -----------
Other assets:
 Intangible assets .............................................        607,000
 Other .........................................................         68,000
                                                                    -----------
     Total other assets ........................................        675,000
                                                                    -----------
     Total assets ..............................................    $ 3,402,000
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Curren portion of long term obligations .......................    $   437,000
 Accounts payable - trade ......................................        720,000
 Accrued expenses ..............................................        232,000
                                                                    -----------
     Total current liabilities .................................      1,389,000
                                                                    -----------
Revolving credit facility and long term obligations ............      2,374,000
Stockholders' deficit:
 Preferred stock: $4.00 par value, 750,000 shares authorized;
   Non-cumulative convertible redeemable preferred stock:
    165,000 shares  authorized,  121,783 shares issued
     and outstanding ...........................................        487,000
   Series A cumulative convertible preferred stock:
    30,000 shares authorized, 28,068 shares issued
     and outstanding ...........................................        112,000
Common stock: $0.002 par value, 8,000,000 shares
    authorized, 1,851,235 shares issued and outstanding ........          4,000
 Additional paid in capital ....................................      8,258,000
 Accumulated deficit ...........................................     (9,222,000)
                                                                    -----------
      Total stockholders' deficit ..............................       (361,000)
                                                                    -----------
      Total liabilities and stockholders' deficit ..............    $ 3,402,000
                                                                    ===========


The accompanying notes are an integral part of these statements

                          SPARTA SURGICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended May 31,
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------
Net sales ......................................    $   719,000     $   650,000
Cost of sales ..................................        385,000         322,000
                                                    -----------     -----------
     Gross profit ..............................        334,000         328,000

Selling, general and administrative
 expenses ......................................        259,000         491,000
Research and development expense ...............             --           2,000
                                                    -----------     -----------
     Income (Loss) from operations .............         75,000        (165,000)

Other income (expense):
 Interest and other income .....................        206,000          85,000
 Interest expense ..............................        (93,000)        (65,000)
                                                    -----------     -----------

     Total other income (expense) ..............        113,000          20,000
                                                    -----------     -----------
     Income (Loss) before provision
      for income taxes .........................        188,000        (145,000)

Provision for income taxes .....................             --              --
                                                    -----------     -----------
Net income (loss) ..............................        188,000        (145,000)

Preferred stock dividends ......................         (4,000)         (4,000)
                                                    -----------     -----------
Net income (loss) applicable to common
 shareholders ..................................    $   184,000     $  (149,000)
                                                    ===========     ===========
Shares used to calculate basic net income
 (loss) per common share .......................        861,499         817,500
                                                    ===========     ===========
Basic net income (loss) per common share .......    $      0.21     $      (.18)
                                                    ===========     ===========
Shares used to calculate diluted net income
        (loss) per common share ................      1,098,523         817,500
                                                    ===========     ===========
Diluted net income (loss) per common share .....    $      0.17     $      (.18)
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements

                          SPARTA SURGICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Three Months Ended
                                                                May 31,
                                                        -----------------------
                                                           1998         1997
                                                        ---------   -----------
Cash flows from operating activities:
  Net income (loss) ..................................  $ 188,000   $  (145,000)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
    Depreciation and amortization ....................     67,000        67,000
    Settlement related to disposal of product line ...   (206,000)      (85,000)
    Changes in operating assets and liabilities:
     Accounts receivable .............................   (192,000)      (14,000)
     Inventories .....................................     54,000        12,000
     Other assets ....................................    (13,000)      (56,000)
     Accounts payable and accrued expenses ...........     26,000      (232,000)
                                                        ---------   -----------
      Net cash used by operating activities ..........    (76,000)     (453,000)
                                                        ---------   -----------
Cash flows from investing activities:
  Capital expenditures ...............................     (5,000)       (6,000)
  Increase in intangible assets ......................    (11,000)           --
  Principal payments received on notes receivable ....         --       578,000
                                                        ---------   -----------
      Net cash provided (used) by investing
       activities ....................................    (16,000)      572,000
                                                        ---------   -----------

Cash flows from financing activities:
  Proceeds from  borrowing ...........................    676,000     1,259,000
  Principal payments on long term obligations ........   (584,000)   (1,378,000)
                                                        ---------   -----------
      Net cash provided (used) by financing
       activities ....................................     92,000      (119,000)
                                                        ---------   -----------
      Net change in cash and cash equivalents ........         --            --

      Cash and cash equivalents at beginning of
       the period ....................................      1,000            --
                                                        ---------   -----------
      Cash and cash equivalents at end of
       the period ....................................  $   1,000   $        --
                                                        =========   ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for:
    Interest .........................................  $  66,000   $    45,000
    Income taxes .....................................         --            --

Supplemental disclosure of noncash investing and
 financing activities:
  Conversion of preferred stock into common stock ....  $      --   $   101,000
  Dividends payable on Series A convertible
   redeemable preferred stock ........................      4,000         4,000
  Issuance of common stock and warrants in payment
   of loan costs .....................................         --       127,000


        The accompanying notes are an integral part of these statements

                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed financial statements of the Company as of May 31, 1998 and for the three months ended May 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999 previously filed with the Securities and Exchange Commission.

2. Effective January 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income that modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results.

     Comprehensive income (loss) for the three months ended May 31, 1998 and 1997, representing all changes in Stockholders' deficit during the period other than changes resulting from the Company's stock, was $188,000 and $(144,000), respectively.

3. Basic income per share is based upon weighted average common shares outstanding. Diluted income per share is computed using the weighted average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, warrants, and convertible preferred stock. The following table sets forth the computation of basic and diluted net income per common share:

                                                   Three Months Ended May 31,
                                                   --------------------------
                                                        1998         1997
                                                    -----------  ----------
   Numerator
     Net income (loss) ...........................  $   188,000   $(145,000)
     Preferred stock dividends ...................       (4,000)     (4,000)
                                                    -----------   ---------
     Net income (loss) available to shareholders .  $   184,000   $(149,000)
                                                    ===========   =========
   Denominator
     Weighted average common shares outstanding
       during the period .........................      861,499     817,500
                                                    -----------   ---------
     Shares used in computing basic income (loss)
       per common share ..........................      861,499     817,500
     Conversion of preferred stock ...............       63,984          --
     Dilutive effect of options and warrants using
       the treasury stock method .................      173,040          --
                                                    -----------   ---------
     Shares used in computing dilutive income
       (loss) per common share ...................    1,098,523     817,500
                                                    -----------   ---------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended May 31, 1998
as Compared to Three months ended May 31, 1997

     Net sales for the three months ended May 31, 1998 ("First Quarter Fiscal 1999") were $719,000, a 10.8% increase from net sales of $650,000 for the three months ended May 31, 1997 ("First Quarter Fiscal 1998"). The net sales increase during the First Quarter Fiscal 1998 as compared to the First Quarter Fiscal 1997 is the result of an increase of $51,000 or 14.0% in electrotherapy product sales from $367,000 to $418,000 coupled with an increase of $18,000 or 6.5% in surgical product sales from $283,000 to $301,000. The increase in sales for the electrotherapy product line can be primarily attributed to an increase in sales to one of its OEM accounts. During the First Quarter Fiscal 1998 the Company had approximately $265,000 in sales to this OEM account as compared to $135,000 during the same period last year. The loss of any of the Company's OEM accounts could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company  intends to continue to  concentrate  its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business. In that regard, on May 29, 1998 the Company entered into a non-binding letter of intent for the acquisition of all of the outstanding common stock of Med-E-Quip Locators, Inc. ("Med-E-Quip") based in St. Louis, Missouri. The purchase price will be approximately $4,000,000 consisting of $2,750,000 in cash, $500,000 in notes payable over three (3) years, $100,000 in royalties up to 4.5% of net sales, and $650,000 in Common Stock. The letter of intent also calls for the Company to issue earn-out common shares to Med-E-Quip's principals which is subject to Med-E-Quip meeting certain minimum net sales and net income goals beginning the fiscal year ending February 28, 1999. The closing of the acquisition is subject to several conditions, including approval by Sparta's Board of Directors; satisfactory completion of due diligence on Med-E-Quip's business and assets; and completing financing.

     Gross profit was $334,000 or 46.4% of net sales for the First Quarter Fiscal 1999 as compared to $328,000 or 50.4% of net sales for the First Quarter Fiscal 1998. The decrease in gross profit percentage is primarily due to the increase in electrotherapy product sales. In general, the electrotherapy product line generates lower gross profits than the surgical product line.

     Selling, general and administrative ("SG&A") expenses for the First Quarter Fiscal 1999 were $259,000, a 52.7% decrease from SG&A expenses of $491,000 for the First Quarter Fiscal 1998. The decrease in SG&A expenses for the First Quarter Fiscal 1999 as compared to the First Quarter Fiscal 1998 is primarily due to the continuing reduction of personnel, salaries, and the containment of operating costs. Depreciation and amortization expenses for the First Quarter Fiscal 1999 and 1998 remained constant at $67,000.

     Total other income for the First Quarter Fiscal 1999 was $113,000, an increase of $93,000 from total other income of $20,000 for the First Quarter Fiscal 1998. The increase in total net income is primarily due to the reduction of $206,000 in accrued liabilities during the First Quarter Fiscal 1999 as compared to the reduction of $85,000 in accrued liabilities during the First Quarter Fiscal 1998. The increase of $121,000 resulting from the reduction of accrued liabilities is offset by an increase of $28,000 in net interest expense resulting primarily from higher loan balances and banking expenses to NationsCredit, the Company's primary lender. During the First Quarter Fiscal 1998, the Company reduced its accrued liabilities by $206,000 which were originally accrued in connection with the lease termination costs relating to the sale of the wound care product line in December 1995. See "Item 1 - Legal Proceedings."

     As a result of the foregoing, the net income for the First Quarter Fiscal 1999 was $188,000, an increase of $333,000 from a net loss of $145,000 for the First Quarter Fiscal 1998. The increase in net income for the First Quarter Fiscal 1999 as compared to the First Quarter Fiscal 1998 is primarily due to the decrease in SG&A expenses coupled with an increase in total other income as discussed above.

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

     The Company's working capital at May 31, 1998 was $1,162,000 as compared to $1,122,000 at February 28, 1998. The Company's working capital position increased by $40,000.

     Mr. Reiner, provided the Company with a Working Capital Credit Facility of up to $500,000, bearing 12% interest per annum. The advances made under the Working Capital Credit Facility and any accrued and unpaid interest are due the earlier of (i) June 1999; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) at the option of Mr. Reiner, with five (5) day notice to the Company. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 75% of the average closing bid prices as reported on Nasdaq for the five (5) trading days preceding the conversion date. As of July 9, 1998, the amount due to Mr. Reiner under the Working Capital Credit Facility was approximately $280,000.

     On July 25, 1997, NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of July 9, 1998, the outstanding balance on the Loan was $1,530,000 and approximately $3,000 in credit was available. The Loan is being used to provide working capital for current operations.

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

Part II. Other Information

Item 1.  Legal Proceedings

         On June 15, 1998, the Superior Court of New Jersey, Law Division, Atlantic County (the "Court"), Docket No. ATL-L-430-98 entered into a final judgement in the amount of $385,000 in favor of the Company. On February 2, 1998, the Company had filed suit in the Court against the Company's former landlord, River Road Associated, L.P. ("RRA") and RRA's general partner Jerome Raifman. In this suit the Company claimed that RRA had breached the lease agreement between it and the Company respecting property located in Hammonton, New Jersey due to RRA's failure to maintain and make repairs to the demised premises. The Company alleged that because of RRA's failure to maintain the demised premised that the Company could not sublet such premises and suffered damages as a result. The Company also alleged that it has been constructively evicted from the demised premises and that the lease with RRA was therefore terminated. On March 2, 1998, RRA instituted proceedings to enforce a confession of judgement against the Company in the approximate amount of $361,000 for unpaid rent and other charges allegedly due under the lease through the end of the lease term in May, 2000. On April 6, 1998, the Court set asside the enforcement of the confession of judgement seeked by RRA and consolidated both proceedings. In the event the Company does not prevail in the suit brought on by RRA the Company will seek to offset any amounts due with the judgement it received.

Item 2.  Changes in Securities
                None
Item 3.  Defaults Upon Senior Securities
                None
Item 4.  Submission of Matters to a Vote of Security Holders
                None
Item 5.  Other Information
                None
Item 6.  Exhibits and Reports on Form 8-K

         A.     Exhibit No.

                27         Financial Data Schedule.

         B.     Reports on Form 8-K

         The Registrant filed a Form 8-K dated March 24, 1998 which reported that it had filed suit in the Superior Court of New Jersey, Law Division, Atlantic County on February 2, 1998, Docket No. ATL-L-430-98 against Registrant's former landlord, River Road Associates, L.P. ("RRA"). In addition the Registrant reported that on March 2, 1998, RRA instituted proceedings to enforce a confession of judgment against the Registrant in the approximate amount of $361,400 for unpaid rent and other charges allegedly due under the lease through the end of the lease term in May, 2000.

         The Registrant filed a Form 8-K dated April 1, 1998 which reported Nasdaq's notification to the Registrant that it was not in compliance with the new SmallCap Market continued listing requirements and that its securities would be delisted on April 9, 1998.

         The  Registrant  filed a Form 8-K  dated  May 1,  1998  which  reported
         Nasdaq's notification to the Registrant that its securities would be delisted from the Nasdaq SmallCap Market effective with the close of business on May 1, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparta Surgical Corporation



     Thomas F. Reiner
---------------------------
Thomas F. Reiner
Chairman of the Board
President and CEO


     H. Dale Biggs
---------------------------
H. Dale Biggs
Controller and Chief Financial Officer
(Principal Accounting Officer)


July 15, 1998