Form 10QSB/A
period 1998-05-31
SPARTA SURGICAL CORP
filed 1998-07-16
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A

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
                                                                    ===========


        The accompanying notes are an integral part of these statements

                          SPARTA SURGICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended May 31,
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------
Net sales ......................................    $   719,000     $   650,000
Cost of sales ..................................        385,000         322,000
                                                    -----------     -----------
     Gross profit ..............................        334,000         328,000

Selling, general and administrative
 expenses ......................................        259,000         491,000
Research and development expense ...............             --           2,000
                                                    -----------     -----------
     Income (Loss) from operations .............         75,000        (165,000)

Other income (expense):
 Interest and other income .....................        206,000          85,000
 Interest expense ..............................        (93,000)        (65,000)
                                                    -----------     -----------

     Total other income (expense) ..............        113,000          20,000
                                                    -----------     -----------
     Income (Loss) before provision
      for income taxes .........................        188,000        (145,000)

Provision for income taxes .....................             --              --
                                                    -----------     -----------
Net income (loss) ..............................    $   188,000     $  (145,000)
                                                    ===========     ===========
Shares used to calculate basic net income
 (loss) per common share .......................        861,499         817,500
                                                    ===========     ===========
Basic net income (loss) per common share .......    $      0.21     $      (.18)
                                                    ===========     ===========
Shares used to calculate diluted net income
 (loss) per common share .......................      1,471,708         817,500
                                                    ===========     ===========
Diluted net income (loss) per common share .....    $      0.13     $      (.18)
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


        The accompanying notes are an integral part of these statements

                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed financial statements of the Company as of May 31, 1998 and for the three months ended May 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998 previously filed with the Securities and Exchange Commission.

2. Effective March 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income that modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results.

     Comprehensive income (loss) for the three months ended May 31, 1998 and 1997, representing all changes in Stockholders' deficit during the period other than changes resulting from the Company's stock, was $188,000 and $(145,000), respectively.

3. Basic income (loss) per share is based upon weighted average common shares outstanding. Diluted income (loss) per share is computed using the weighted average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, warrants, convertible debt, and convertible preferred stock. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                   Three Months Ended May 31,
                                                   --------------------------
                                                        1998         1997
                                                    -----------  ----------
   Numerator
     Net income (loss) ...........................  $   188,000   $(145,000)
     Preferred stock dividends ...................       (4,000)     (4,000)
                                                    -----------   ---------
     Net income (loss) used in computing income
       (loss) per common share ...................      184,000    (149,000)
                                                    -----------   ---------
     Interest expense on convertible debt ........        6,000          --
                                                    -----------   ---------
     Net income (loss) used in computing diluted
       income (loss) per common share ............  $   190,000   $      --
                                                    ===========   =========
   Denominator
     Weighted average common shares outstanding
       during the period .........................      861,499     817,500
                                                    -----------   ---------
     Shares used in computing basic income (loss)
       per common share ..........................      861,499     817,500

     Dilutive effect of conversion of preferred
       stock .......................... ..........       63,984          --
     Dilutive effect of options and warrants using
       the treasury stock method .................      176,892          --
     Dilutive effect of convertible debt using the
       if-converted method .......................      369,333          --
                                                    -----------   ---------
     Shares used in computing diluted income
       (loss) per common share ...................    1,471,708     817,500
                                                    -----------   ---------

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