Form 10QSB
period 1998-08-31
SPARTA SURGICAL CORP
filed 1998-10-15
CIK 819981

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1998

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


                                 (925) 417-8812
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No

As of August 31, 1998, 2,856,979 shares of Common Stock, 121,783 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.


--------------------------------------------------------------------------------

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance                           3
                  Sheet as of August 31, 1998

                  Condensed Consolidated Statements                        4
                  of Operations for the three months and six months ended August 31, 1998 and 1997

                  Condensed Consolidated Statements                        5
                  of Cash Flows for the six months
                  ended August 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements     6

         Item 2.  Management's Discussion and                            7 - 10
                  Analysis of Financial Condition
                  and Results of Operations

Part II. Other Information and Signatures                               11 - 12


                              SPARTA SURGICAL CORPORATION
                               CONSOLIDATED BALANCE SHEET
                                    August 31, 1998
                                      (Unaudited)

                                        ASSETS

                                                                               August 31,
                                                                                 1998
                                                                              -----------

Current assets:
   Cash and cash equivalents                                                  $     1,000

   Accounts receivable - net of allowance
    for doubtful accounts of $34,000                                              264,000
   Inventories                                                                  2,040,000
   Other                                                                           97,000
                                                                              -----------

      Total current assets                                                      2,402,000
                                                                              -----------

Property and equipment, at cost:
   Equipment                                                                      411,000
   Other                                                                           16,000
                                                                              -----------
                                                                                  427,000
   Less accumulated depreciation                                                 (271,000)
                                                                              -----------

      Net property and equipment                                                  156,000

Other assets:
   Intangible assets                                                              557,000
   Other                                                                           75,000
                                                                              -----------

      Total other assets                                                          632,000
                                                                              -----------

   Total assets                                                               $ 3,190,000
                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term obligations                                   $   445,000
   Account payable - trade                                                        374,000
   Accrued expenses                                                               114,000
                                                                              -----------
      Total current liabilities                                                   933,000

Revolving credit facility and long term obligations                             1,845,000

Stockholders' Equity:
   Preferred stock: $4.00 par value, 750,000 shares authorized:
      Non-cumulative convertible redeemable preferred stock:
       165,000 shares authorized, 121,783 shares issued and outstanding           490,000
      Series A cumulative convertible preferred stock:
       30,000 shares authorized, 28,068 shares issued and outstanding             112,000
   Common stock: $.002 par value, 8,000,000 shares authorized,
    2,856,979 shares issued and outstanding                                         6,000
   Additional paid in capital                                                   9,025,000
   Accumulated deficit                                                         (9,221,000)
                                                                              -----------

      Total stockholders' deficit                                                 412,000
                                                                              -----------

      Total liabilities and stockholders' deficit                             $ 3,190,000
                                                                              ===========

                                           -3-



                                                   SPARTA SURGICAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                               Three Months Ended             Six Months Ended
                                                                                    August 31,                    August 31,
                                                                           --------------------------    --------------------------
                                                                               1998           1997           1998           1997
                                                                               ----           ----           ----           ----


Net sales                                                                     $583,000    $   560,000    $ 1,302,000    $ 1,210,000

Cost of sales                                                                  312,000        263,000        697,000        585,000
                                                                           -----------    -----------    -----------    -----------

      Gross profit                                                             271,000        297,000        605,000        625,000


Selling, general and administrative expenses                                   252,000        479,000        511,000        970,000
Research and development expense                                                     0          3,000              0          5,000
                                                                           -----------    -----------    -----------    -----------

      Income from operations                                                   190,000       (185,000)        94,000       (350,000)

Other income (expense):
   Interest and other income                                                    98,000              0        304,000         85,000
   Interest expense                                                            (99,000)       (72,000)      (192,000)      (137,000)
                                                                           -----------    -----------    -----------    -----------

      Total other income (expense)                                              (1,000)       (72,000)       112,000        (52,00)
                                                                           -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                                 18,000       (257,000)       206,000       (402,000)

Provision for income taxes                                                           0              0              0              0
                                                                           -----------    -----------    -----------    -----------

Net income (loss)                                                          $    18,000    ($  257,000)   $   206,000    ($  402,000)
                                                                           -----------    -----------    -----------    -----------


Preferred stock dividends                                                      (17,000)       (17,000)       (21,000)       (21,000)
                                                                           -----------    -----------    -----------    -----------

Net income/(loss) applicable to common shareholders                        $     1,000    ($  274,000)   $   185,000    ($  423,000)
                                                                           ===========    ===========    ===========    ===========



Shares used to calculate basic net income (loss) per common share            1,390,233        868,032      1,125,852        842,568
                                                                           ===========    ===========    ===========    ===========

Basic net income (loss) per common share                                   $      0.00    $     (0.32)   $      0.16    $     (0.50)
                                                                           ===========    ===========    ===========    ===========

Shares used to calculate diluted net income (loss) per common share          1,844,533        868,032      1,598,266        842,568
                                                                           ===========    ===========    ===========    ===========

Diluted net income (loss) per common share                                 $      0.01    $     (0.32)   $      0.12    $     (0.50)
                                                                           ===========    ===========    ===========    ===========


                                                          -4-


                                        SPARTA SURGICAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                     Six months ended
                                                                                         August 31,
                                                                             --------------------------------
                                                                                 1988                 1997
                                                                                 ----                 ----
Cash flows from operating activities
   Net income (loss)                                                         $   206,000          ($  402,000)
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation and amortization                                              133,000              145,000
      Reduction of accrued liabilities                                          (275,000)             (85,000)
      Changes in operating assets and liabilities:
         Accounts receivable                                                     (49,000)             (14,000)
         Inventories                                                             125,000                1,000
         Other assets                                                            (59,000)             (45,000)
         Accounts payable and accrued expenses                                  (379,000)            (487,000)
                                                                             -----------          -----------

         Net cash used by operating activities                               ($  298,000)         ($  887,000)

Cash flows from investing activities:
   Capital expenditures                                                             --                 (6,000)
   Increase in intangible assets                                                 (11,000)            (110,000)
   Increase in receivables from related entities                                    --                  8,000
   Principal payments received on notes receivable                                  --                578,000
                                                                             -----------          -----------

      Net cash provided (used) by investing activities                           (11,000)             470,000
                                                                             -----------          -----------

Cash flows from financing activities
   Proceeds from borrowing                                                     1,523,000            3,526,000
   Principal payments on long term obligations                                (1,214,000)          (3,109,000)
                                                                             -----------          -----------

      Net cash provided by financing activities                              $   309,000          $   417,000
                                                                             -----------          -----------

      Net change in cash and cash equivalents                                          0                    0

      Cash and cash equivalents at beginning of the period                         1,000                 --
                                                                             -----------          -----------

      Cash and cash equivalents at end of the period                         $     1,000                 --
                                                                             ===========          ===========


Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest                                                               $   166,000          $    81,000
      Income taxes                                                                  --                   --

Supplemental disclosure of noncash investing and financing activities:
   Conversion of debt into common stock                                      $   751,000                 --
   Conversion of preferred stock into common stock                                  --                101,000
   Dividends payable on Series A convertible redeemable preferred stock      $    17,000          $    17,000
   Stock dividends paid on Series A convertible redeemable preferred stock   $    21,000          $     4,000
   Issuance of common stock and warrants in payment of loan costs                   --                236,000



                                                     -5-

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of the Company as of August 31, 1998 and for the three and six months ended August 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998 previously filed with the Securities and Exchange Commission.

2. Effective "March 1, 1998, the Company adopted the provisions of Statement No. 130," Reporting Comprehensive Income that modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results.

     Comprehensive income (loss) for the six months ended August 31, 1998 and 1997, representing all changes in Stockholders' deficit during the period other than changes resulting from the Company's stock, was $206,000 and $(402,000), respectively.

3. Basic income (loss) per share is based upon weighted average common shares outstanding. Diluted income (loss) per share is computed using the weighted average common shares outstanding plus any potentially dilutive securities. Dilutive securities include stock options, warrants, convertible debt, and convertible preferred stock. The following table sets forth the computation of basic and diluted net income (loss) per common share:


                                                 Three Months Ended August 31,   Six Months Ended August 31,
                                                 -----------------------------   ---------------------------
                                                       1998           1997          1998            1997
                                                       ----           ----          ----            ----
Numerator
  Net income (loss)                                $    18,000    $  (257,000)   $   206,000    $  (402,000)
  Preferred stock dividends                            (17,000)       (17,000)       (21,000)       (21,000)
                                                   -----------    -----------    -----------    -----------

  Net income (loss) used in computing income
  (loss) per common share                                1,000       (274,000)   $   185,000    $  (423,000)
                                                                                 -----------    -----------

  Interest expense on convertible debt                   9,000           --           14,000           --
                                                   -----------    -----------    -----------    -----------

  Net income (loss) used in computing diluted
  income (loss) per common share                   $    10,000    $  (274,000)   $   199,000    $  (423,000)
                                                   ===========    ===========    ===========    ===========

Denominator
  Weighted average common shares                     1,340,233        868,032      1,125,852        842,568
  outstanding during the period
                                                   -----------    -----------    -----------    -----------


Shares used in computing basic income                1,391,233        868,032      1,125,852        842,568
  (loss) per common share

Dilutive effect of conversion of preferred stock        63,979           --           63,979           --
Dilutive effect of options and warrants using
  the treasury stock method                            157,821           --          175,935           --
Dilutive effect of convertible debt using the
  if-converted method                                  232,500           --          232,500           --
                                                   -----------    -----------    -----------    -----------
Shares used in computing diluted income
  (loss) per common share                            1,844,533        868,032      1,598,266        842,568
                                                   ===========    ===========    ===========    ===========


                                       -6-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended August 31, 1998
as Compared to Three months ended August 31, 1997

     Net sales for the three months ended August 31, 1998 ("Second Quarter Fiscal 1999") were $583,000, a 4.1% increase from net sales of $560,000 for the three months ended August 30, 1997 ("Second Quarter Fiscal 1998"). The net sales increase is the result of an increase of $68,000 or 22.7% in electrotherapy product sales from $300,000 to $368,000 coupled with a decrease of $45,000 or 17.4% in surgical product sales from $259,000 to $214,000. The increase in sales for the electrotherapy product line can be primarily attributed to an increase in sales to OEM accounts. The loss of any of the Company's electrotherapy OEM accounts could have a material adverse effect on the Company's business, operating results and financial condition.

Six months ended August 31, 1998
as Compared to Six months ended August 31, 1997

     Net sales for the six months ended August 31, 1998 ("Six Months Fiscal 1999") were $1,302,000, a 7.6% increase from net sales of $1,210,000 for the six months ended August 31, 1997 ("Six Months Fiscal 1998"). The net sales increase during the Six Months Fiscal 1999 as compared to the Six Months Fiscal 1998 is the result of an increase of $120,000 or 18.0% in electrotherapy product sales from $667,000 to $787,000. The increase in sales for the electrotherapy product line can be primarily attributed to the receipt of two purchase orders from one of the Company's OEM customers in the approximate aggregate amount of $600,000. Net sales to one OEM customer accounted for approximately 32% of the Company's revenues for the Six Months Fiscal 1999. The loss of this OEM account could have a material adverse effect on the Company's business, operating results and financial condition. The decrease in sales of the surgical products of $28,000, or 5.2% from $543,000 to $515,000 is attributed primarily to the reduction of the Company's surgical independent sales representatives, and the elimination of various surgical trade show attendance. In an effort to increase surgical sales, the Company recently signed a Strategic Alliance Marketing Agreement with Pilling Weck Surgical, a division of Teleflex, (NYSE:TFX). Pilling Weck is the nation's oldest and most respected manufacturer and marketer of hand-held surgical instruments to hospitals and physician's offices worldwide. Under the term of the agreement, Pilling Weck will identify Sparta as an allied single-source provider of the Company's ophthalmic microsurgical hand-held instruments whenever negotiating sales contracts with national hospital buying groups.

     Gross profit was $605,000 or 46.5% of net sales for the Six Months Fiscal 1999 as compared to $625,000 or 51.7% of net sales for the Six Months Fiscal 1998. The decrease in gross profit percentage is primarily due to the increase in electrotherapy product sales. In general, the electrotherapy product line generates lower gross profits than the surgical product line.

     Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 1999 were $511,000, a 47.3% decrease from SG&A expenses of $970,000 for the Six Months Fiscal 1998. The decrease in SG&A expenses for the Six Months Fiscal 1998 as compared to the Six Months Fiscal 1997 is primarily due to the Company's implementation of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program in effect.

     The increase in total net income is primarily due to the reduction of $206,000 in accrued liabilities during the First Quarter Fiscal 1999 as compared to the reduction of $85,000 in accrued liabilities during the First Quarter Fiscal 1998. The increase of $121,000 resulting from the reduction of accrued liabilities is offset by an increase of $28,000 in net interest expense resulting primarily from higher loan balances and banking expenses to NationsCredit, the Company's primary lender. During the First Quarter Fiscal 1998, the Company reduced its accrued liabilities by $206,000, which were originally accrued in connection with the lease termination costs relating to the sale of the wound care product line in December 1995. As a result of the foregoing, the net income for the Six Months Fiscal 1999 was $206,000, an increase from a net loss of $402,000 for the Six Months Fiscal 1998. The increase in net income for the Six Months Fiscal 1999 as compared to the Six Months Fiscal 1998 is primarily due to a significant decrease in SG&A expenses and an improvement in sales and other income.

     As has been the Company's strategy since the sale of the woundcare product line in fiscal year 1996, the Company intends to continue to concentrate its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business.

     In that regard, on July 12, 1998, and subsequently amended on October 7, 1998, the Company entered into a non-binding letter of intent for the acquisition of all of the outstanding Common Stock of Med-E-Quip Locaters, Inc., ("Med-E- Quip") based in St. Louis, Missouri. For its most recent fiscal year ended December 31, 1997, Med-E-Quip recorded sales in excess of $3.8 million. Med-E-Quip is a nationally recognized reseller and rental supplier of pre-owned I.V. medical equipment and ambulatory devices to hospitals, home care services, and veterinary clinics. The purchase price will be approximately $4,200,000, consisting of $2,750,000 in cash, $500,000 in notes payable over three years, $100,000 in royalties, and $850,000 in Common Stock. The letter of intent also calls for the Company to issue earn-out common shares to Med-E-Quip's principals which is subject to Med-E-Quip meeting certain minimum net sales and net income goals beginning the fiscal year ending February 28, 1999.

     On July 29,  1998,  and  subsequently  amended on  September  1, 1998,  the
Company signed a non-binding letter of intent to purchase all or substantially all of the assets of Clinimark, Inc. and its subsidiaries, United Medical Supply Co., and Clinical Devices, Inc. (collectively "Clinimark"), based in Littleton, Colorado. For its most recent fiscal year ending July 31, 1997, Clinimark recorded sales in excess of $5.2 million. Clinimark is a designer and marketer of disposable diagnostic monitoring electrode devices and accessories used for Electrocardiogram (ECG) and Electrotherapy procedures. The purchase price will be approximately $4,950,000 consisting of $650,000 in cash, $3,000,000 in Common Stock, and the assumption of certain specified liabilities in the approximate amount of $1.3 million. The letter of intent also calls for Sparta to issue earn-out common shares to Clinimark's principals subject to Clinimark meeting certain net sales and income from operation goals beginning the fiscal year ending February 28, 2000.

     On July 30, 1998, in connection with the acquisitions of Med-E-Quip and Clinimark, Asset Factoring International agreed to provide the Company with $2,000,000 in financing. Any remaining sums required for the acquisitions will be advanced from the Company's $2.5 million line of credit from NationsCredit. The closings of these acquisitions is subject to several conditions, including completion of due diligence; approval of the Board of Directors of each company; the execution of mutually acceptable definitive purchase agreements; and completing the Company's financing.

     The Company may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which the Company may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company develops, manufactures and markets surgical and non-invasive electrotherapy devices to the healthcare industry worldwide. Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. The healthcare products industry is intensely competitive, and many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company. Some of the Company's larger competitors enjoy an additional competitive advantage by reason of their ability to offer product discounts for volume purchases across product lines. Some of the companies which the Company competes, have significantly greater resources, established sales organizations and greater experience in marketing and sales products through direct distribution and is dominated by general industry giants such as Johnson and Johnson and Baxter Healthcare Corporation.

     On July 17, 1998, J&C Resources ("J&C") agreed to convert indebtedness owing to it from the Company in the amount of $751,300 into shares of the Company's common stock $0.002 par value (the "Common Stock") at a conversion price of $0.75 per share. The conversion resulted in J&C's being issued 1,001,733 shares of the Company's Common Stock. In conjunction with the conversion of the J&C indebtedness into equity, the Company borrowed $150,000 from an affiliate of J&C, Asset Factoring, Inc., DBA Asset Factoring

International ("Asset Factoring"). Under the terms of the loan, the note bears interest at a rate of twelve percent (12%) per annum and shall become due and payable on or before the first to occur of the following events: (1) receipt by the Company of proceeds of at least one million dollars ($1,000,000) upon a private sale of its equity securities; or (2) the one year anniversary of the date of such note. In addition, Asset Factoring was issued warrants to purchase up to 150,000 shares of the Common Stock at a price of $0.75 per share, which warrants shall be exercisable at any time within four years of the date of the $150,000 note and which shall carry piggyback registration rights.

     On July 25, 1997, NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3 1/2%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Mr. Thomas F. Reiner. As of October 8, 1998, the outstanding balance on the Loan was $1,334,122 and approximately $1,500 in credit was available. The Loan is being used to provide working capital for current operations. In connection with the financing, the Company issued NationsCredit a warrant to purchase up to 42,500 shares of its Common Stock exercisable at $1.11 per share at any time until July 25, 2002.

     On June 1998, the Company entered into a Working Capital Secured Credit Facility ("WCSCF") agreement with Mr. Reiner, the Company's Chairman and CEO, pursuant to which Mr. Reiner is providing the Company up to $500,000 in working capital on an as needed basis. The working capital advances made under the WCSCF and any accrued and unpaid interest are due the earlier of (i) June 1999; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company. As of October 7, 1998, the amount due to Mr. Reiner under the WCSCF was approximately $369,000. The WCSCF is secured by a second position security interest on all of the assets of the Company. On July 27, 1998, under Mr. Reiner's Employeement Agreement, Mr. Reiner agreed to accept a temporary salary reduction in the approximate amount of $50,000 during the fiscal year 1999. The temporary salary reduction may continue as cash flow of the Company improves and/or Mr. Reiner elects to terminate such agreement. As a consideration for Mr. Reiner providing further assistance to the Company's cash flow problems, the Company agreed to issue to Mr. Reiner an option to purchase 100,000 shares of the Company's Common Stock, $0.002 par value, at $1.47 per share at any time until July 26, 2005.

     As of February 28, 1998, the Company had net operating loss carry forwards of approximately $9,450,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2012. The Company's working capital at August 31, 1998 was approximately $1,469,000 as compared to $1,122,000 at February 28, 1998. The Company's working capital position increased by $307,000, primarily due to the conversion of debt to equity.

     On June 19, 1998, the Boston Stock Exchange notified the Company that for the period ending February 28, 1998, the Company did not meet the minimum maintenance requirements for continued listing. The Company was notified that it was delisted from the Boston Stock Exchange effective August 17, 1998.

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

     Under the Federal Food, Drug and Cosmetic Act, the Company is required to file with the FDA a new device description and obtain FDA approval for any new medical device which the Company proposes to manufacture and market. The procedure for obtaining such approval differs depending upon the uniqueness of the device, with devices similar to those marketed prior to 1976 being eligible for expedited approval and those devices which represent significant departures from devices on the market in 1976 requiring pre-marketing approval. The devices are also subject to inspection by the FDA after approval, with devices that are potentially life-threatening being subject to more stringent standards. The FDA has established manufacturing and sterilization standards for medical devices known as "Good Manufacturing Practices" which require the Company's distribution facility and its suppliers to be registered annually and subject to regular inspections by the FDA.

     Although applicable government regulations vary in their provisions, they are stringent and continuing. The cost of compliance with these regulations is difficult to determine, but such cost is and will continue to be a significant expense for the Company. The Company believes that it has obtained all applicable government and regulatory approvals for its existing products, facilities and processes and expects that all of its current license will be renewed on a regular basis. There can be no assurance that the Company will continue to be in compliance with all current regulations or that it will be able to comply with all future regulations.

     The Company sells its products under a variety of trademarks, some of which the Company has registered in the United States and various foreign countries. The Company currently holds two patents granted by the United States Patent Office relating to its Electrotherapy TENS units obtained through the acquisition of Medical Design, Inc. Notwithstanding the trademarks and patents held by the Company, there can be no assurance that competitors will not develop similar trademark outside the Company's trademark protection or functionally similar products outside the Company's patent protection. There also can be no assurance that any patents issued to or licensed by others, that others will not obtain patents that the Company will need to license or design around, that the Company's patents will not inadvertently infringe upon the patents of others, or that others will not use the Company's patents upon expiration of such patents. There can be no assurance that existing or future patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. Therefore, the scope or enforceability of claims allowed in the patents on which the Company will rely, cannot be predicted with any certainty.

     The Company's performance is substantially dependent on the performance of its executive officers and key employees. In particular, the services of Thomas
F. Reiner, the Company's Co-founder, Chairman of the Board, President and CEO would be difficult to replace. The Company has entered into an Employment Agreement with Mr. Reiner. The loss of the services of Mr. Reiner, any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition of the Company.

     The Company is currently evaluating the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information system. The year 2000 problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failure. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. However, if the Company or its customers or vendors, are unable to resolve such processing issued in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

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

Part II. Other Information
         -----------------

Item 1. Legal Proceedings
        -----------------

               None

Item 2.  Changes in Securities
         ---------------------

               None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

               None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

               None

Item 5.  Other Information
         -----------------

               None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          A.   Exhibit No.

               27   Financial Data Schedule

          B.   Reports on Form 8-K

          The Registrant filed a Form 8-K dated August 11, 1998 which reported that J&C Resources, Inc. agreed to convert the amount of indebtedness owing to it from the Company in the amount of $751,300 into shares of the common stock $0.002 per value of the Company, at a conversion price of $0.75 per share. The conversion resulted in J&C's being issued 1,001,733 shares of the Company's Common Stock.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPARTA SURGICAL CORPORATION



/s/ Thomas F. Reiner
---------------------------------------
Thomas F. Reiner
Chairman of the Board,
President & CEO


/s/ H. Dale Biggs
---------------------------------------
H.  Dale Biggs
Controller and Chief Financial Officer

October 15, 1998