Form 10QSB
period 1998-11-30
SPARTA SURGICAL CORP
filed 1999-01-20
CIK 819981

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1998

                                       OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 1-11047


                           SPARTA SURGICAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                     22-2870438
 ---------------------------------                    ---------------------
    (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification Number)


                              Bernal Corporate Park
                 7068 Koll Center Parkway, Pleasanton, CA 94566
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (925) 417-8812
                            --------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

As of November 30, 1998, 2,868,898 shares of Common Stock, 119,783 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.


================================================================================

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                          Page
                                                                        Number

Part I.   Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance                            3
                   Sheet as of November 30, 1998

                   Condensed Consolidated Statements                         4
                   of Operations for the three months and nine months ended November 30, 1998 and 1997

                   Condensed Consolidated Statements                         5
                   of Cash Flows for the nine months
                   ended November 30, 1998 and 1997

                   Notes to Condensed Consolidated Financial Statements      6

          Item 2.  Management's Discussion and                            7 - 10
                   Analysis of Financial Condition
                   and Results of Operations

Part II.  Other Information and Signatures                               11 - 12

                           SPARTA SURGICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                November 30, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $     1,000
   Accounts receivable - net of allowance
     for doubtful accounts of $ 34,000                                  243,000
   Inventories                                                        2,057,000
   Other                                                                 88,000
                                                                    -----------

      Total current assets                                            2,389,000
                                                                    -----------
Property and equipment, at cost:
   Equipment                                                            416,000
   Other                                                                 20,000
                                                                    -----------

                                                                        436,000
   Less accumulated depreciation                                       (286,000)
                                                                    -----------

      Net property and equipment                                        150,000

Other assets:
   Intangible assets                                                    506,000
   Other                                                                110,000
                                                                    -----------

      Total other assets                                                616,000
                                                                    -----------

   Total assets                                                     $ 3,155,000
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long term obligations                        $   507,000
    Account payable - trade                                             415,000
    Accrued expenses                                                    107,000
                                                                    -----------
      Total current liabilities                                       1,029,000

Revolving credit facility and long term obligations                   1,837,000

Stockholders' Equity:
    Preferred stock: $4.00 par value,
      750,000 shares authorized:
    Non-cumulative convertible redeemable
      preferred stock: 165,000 shares authorized,
      119,783 shares issued and outstanding                             482,000
    Series A cumulative convertible preferred stock:
      30,000 shares authorized, 28,068 shares
      issued and outstanding                                            112,000
    Common stock:  $.002 par value, 8,000,000 shares
      authorized, 2,868,898 shares issued and outstanding                 6,000
    Additional paid in capital                                        9,051,000
    Accumulated deficit                                              (9,362,000)
                                                                    -----------

      Total stockholders' equity                                        289,000
                                                                    -----------

      Total liabilities and stockholders' equity                    $ 3,155,000
                                                                    ===========

                                                    SPARTA SURGICAL CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                 November 30,                      November 30,
                                                       -----------------------------       -----------------------------
                                                           1998               1997             1998             1997
                                                           ----               ----             ----             ----

Net sales                                              $   371,000       $   609,000       $ 1,673,000       $ 1,819,000

Cost of sales                                              181,000           299,000           878,000           884,000
                                                       -----------       -----------       -----------       -----------

      Gross profit                                         190,000           310,000           795,000           935,000


Selling, general and administrative expenses               261,000           450,000           772,000         1,419,000
Research and development expense                             3,000             8,000
                                                       -----------       -----------       -----------       -----------

      Income from operations                               (71,000)         (143,000)           23,000          (492,000)

Other income(expense):
   Interest and other income                                     0                 0           304,000            85,000
   Interest expense                                        (66,000)          (73,000)         (258,000)         (211,000)
                                                       -----------       -----------       -----------       -----------

      Total other income (expense)                         (66,000)          (73,000)           46,000          (126,000)
                                                       -----------       -----------       -----------       -----------

Income (loss) before provision for income taxes           (137,000)         (216,000)           69,000          (618,000)

Provision for income taxes                                       0                 0
                                                       -----------       -----------       -----------       -----------

Net income (loss)                                      ($  137,000)      ($  216,000)      $    69,000       ($  618,000)
                                                       ===========       ===========       ===========       ===========


Preferred stock dividends                                   (4,000)           (4,000)          (25,000)          (25,000)
                                                       -----------       -----------       -----------       -----------

Net income/(loss) applicable to
 common shareholders                                   ($  141,000)      ($  220,000)      $    44,000       ($  643,000)
                                                       ===========       ===========       ===========       ===========

Shares used to calculate basic net incom
 (loss) per common share                                 1,923,858           924,033         1,413,438           869,667
                                                       ===========       ===========       ===========       ===========

Basic net income (loss) per common share               ($     0.07)      ($     0.24)      $      0.03       ($     0.74)
                                                       ===========       ===========       ===========       ===========

Shares used to calculate diluted net income
 (loss) per common share                                 1,923,858           924,033         1,531,388           869,667
                                                       ===========       ===========       ===========       ===========

Diluted net income (loss) per common share             ($     0.07)      ($     0.24)      $      0.03       ($     0.74)
                                                       ===========       ===========       ===========       ===========

                                                               -4-

                                             SPARTA SURGICAL CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                                                      Nine months ended
                                                                                         November 30,
                                                                             ----------------------------------
                                                                                1998                    1997
                                                                                ----                    ----
Cash flows from operating activities
   Net income (loss)                                                         $    69,000            ($  618,000)
   Adjustments to reconcile net income
    (loss) to net cash used by
    operating activities:
      Depreciation and amortization                                              200,000                229,000
      Reduction of accrued liabilities                                          (304,000)               (85,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                      (28,000)               (52,000)
        Inventories                                                              108,000                 99,000
        Other assets                                                             (85,000)               (72,000)
        Accounts payable and accrued expenses                                   (345,000)              (357,000)
                                                                             -----------            -----------

      Net cash used by operating activities                                  ($  385,000)           ($  856,000)

Cash flows from investing activities:
   Capital expenditures                                                           (9,000)                (6,000)
   Increase in intangible assets                                                 (13,000)              (117,000)
   Increase in receivables from related entities                                                         17,000
   Principal payments received on notes receivable                                                      578,000
                                                                             -----------            -----------

      Net cash provided (used) by investing activities                           (22,000)               472,000
                                                                             -----------            -----------

Cash flows from financing activities
   Proceeds from borrowing                                                     1,918,000              4,118,000
   Principal payments on long term obligations                                (1,511,000)            (3,734,000)
                                                                             -----------            -----------

      Net cash provided by financing activities                                  407,000                384,000
                                                                             -----------            -----------

      Net change in cash and cash equivalents                                       --                     --

      Cash and cash equivalents at beginning of the period                         1,000                   --
                                                                             -----------            -----------

      Cash and cash equivalents at end of the period                         $     1,000                   --
                                                                             ===========            ===========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest                                                                $   190,000            $   140,030
     Income taxes                                                                   --                     --

Supplemental disclosure of noncash investing and financing activities:
   Conversion of debt into common stock                                       751,000.00                   --
   Conversion of preferred stock into common stock                              8,000.00                152,000
   Dividends payable on Series A convertible
    redeemable preferred stock                                                  4,000.00                  4,000
   Stock dividends paid on Series A
    convertible redeemable preferred stock                                     25,000.00                 25,000
   Issuance of common stock and warrants in payment of loan costs                   --                  236,000

                                                        -5-

                           SPARTA SURGICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of the Company as of November 30, 1998 and for the three and nine months ended November 30, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998 previously filed with the Securities and Exchange Commission.

2. Effective "March 1, 1998, the Company adopted the provisions of Statement No. 130," Reporting Comprehensive Income that modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results.

     Comprehensive income (loss) for the nine months ended November 30, 1998 and 1997, representing all changes in Stockholders' deficit during the period other than changes resulting from the Company's stock, was $69,000 and $(618,000), respectively.

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

                                            Three Months Ended November 30,     Nine Months Ended November 30
                                              1998               1997             1998               1997
Numerator
  Net income (loss)                         $(137,000)        $(216,000)        $  69,000          $(618,000)
  Preferred stock dividends                  (  4,000)         (  4,000)          (25,000)          ( 25,000)
                                            ---------         ---------         ---------          ---------

  Net income (loss) available
  common shareholders                       $(141,000)        $(220,000)        $  44,000          $(643,000)
                                            =========         =========         =========          =========

Denominator
  Weighted average common shares
    outstanding during the period           1,923,858           924,333         1,413,438            869,667
                                            ---------         ---------         ---------          ---------

Shares used in computing basic income
  (loss) per common share                   1,923,858           924,333         1,413,438             869,667

Dilutive effect of conversion
  of preferred stock                               --                --               --                   --
Dilutive effect of options and
  warrants using
  the treasury stock method                        --                --           117,950                  --
Dilutive effect of convertible debt
  using the
  if-converted method                              --                --                --                   --
                                           ----------         ---------         ---------           ----------
Shares used in computing diluted income
  (loss) per common share                   1,923,858           924,033         1,531,388              869,667
                                           ==========         =========         =========           ==========


                                                      -6-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended November 30, 1998
as Compared to Three months ended November 30, 1997


     Net sales for the three months ended November 30, 1998 ("Third Quarter Fiscal 1999") were $371,000, a 39% decrease from net sales of $609,000 for the three months ended November 30, 1997 ("Third Quarter Fiscal 1998"). The net sales decrease is the result of a decrease of $211,000 or 61% in electrotherapy product sales from $346,000 to $136,000 coupled with a decrease of $ 28,000 or 11% in surgical product sales from $263,000 to $235,000. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion of purchase orders from two of the Company's largest OEM accounts. However, the Company expects to receive a new purchase order from one of these OEM accounts during the Fourth Quarter Fiscal 1999. The further loss of any of the Company's electrotherapy OEM accounts could have a material adverse effect on the Company's business, operating results and financial condition.


Nine months ended November 30, 1998
as Compared to Nine months ended November 30, 1997

     Net sales for the nine months ended November 30, 1998 ("Nine Months Fiscal 1999") were $1,673,000, an 8% decrease from net sales of $1,819,000 for the nine months ended November 30, 1997 ("Nine Months Fiscal 1998"). The net sales decrease during the Nine Months Fiscal 1999 as compared to the Nine Months Fiscal 1998 is the result of a decrease of $91,000 or 9% in electrotherapy product sales from $1,014,000 to $923,000. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion of two purchase orders from two of the Company's largest OEM customers. Net sales to two OEM customers accounted for approximately 30% of the Company's revenues for the Nine Months Fiscal 1999. The further loss of any of the Company's electrotherapy OEM accounts could continue to have a material adverse effect on the Company's business, operating results and financial condition. The net sales decrease during the Nine Months Fiscal 1999 for the surgical products of $55,000, or 7% from $805,000 to $750,000 is attributed primarily to the reduction of the Company's surgical independent sales representatives, and the elimination of various surgical trade show attendance. In an effort to increase surgical sales, the Company recently signed a Strategic Alliance Marketing Agreement with Pilling Weck Surgical, a division of Teleflex, (NYSE:TFX). Pilling Weck is the nation's oldest and most respected manufacturer and marketer of hand-held surgical instruments to hospitals and physician's offices worldwide. Under the term of the agreement, Pilling Weck will identify Sparta as an allied single-source provider of the Company's ophthalmic microsurgical hand-held instruments whenever negotiating sales contracts with national hospital buying groups and international distributors.

     Gross profit was $795,000 or 48 % of net sales for the Nine Months Fiscal 1999 as compared to $935,000% or 51% of net sales for the Nine Months Fiscal 1998. The decrease in gross profit percentage is primarily due to product mix changes in the electrotherapy products, especially as to the completion of the electrotherapy purchase orders from two of the Company's largest OEM customers, which yield slightly higher gross profit margins.

     Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 1999 were $772,000, a 46% decrease from SG&A expenses of $1,419,000 for the Nine Months Fiscal 1998. The decrease in SG&A expenses for the Nine Months Fiscal 1998 as compared to the Nine Months Fiscal 1997 is primarily due to the Company's implementation of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program in effect.

     The increase in total net income is primarily due to the lower selling, general and administrative expenses, as well as the reduction of $304,000 in accrued liabilities during the period as compared to the reduction of $85,000 in accrued liabilities during the Nine Months Fiscal 1998. The accrued liabilities were originally accrued in connection with the lease termination costs relating to the sale of the wound care product line in December 1995. Conversely, interest expenses increased from $211,000 in Nine Months Fiscal 1998 to $258,000 in Nine Months Fiscal 1999, an increase of $47,000 in net interest expense resulting primarily from higher loan balances and banking expenses to NationsCredit, the Company's primary lender. As a result of the foregoing, the net income for the Nine Months Fiscal 1999 was $69,000, an increase from a net loss of $(618,000) for the Nine Months Fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company develops, manufactures and markets surgical and non-invasive electrotherapy devices to the healthcare industry worldwide. Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. The healthcare products industry is intensely competitive, and many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company. Some of the Company's larger competitors enjoy an additional competitive advantage by reason of their ability to offer product discounts for volume purchases across product lines. Some of the companies which the Company competes, have significantly greater resources, established sales organizations and greater experience in marketing and sales products through direct distribution and is dominated by general industry giants such as Johnson and Johnson, Allegiance Healthcare Corporation, Empi and Rehabilicare, Inc.

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

     On July 25, 1997, NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3 1/2%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Mr. Thomas F. Reiner. As of January 8, 1998, the outstanding balance on the Loan was $1,316,000 and approximately $4,000 in credit was available. The Loan is being used to provide working capital for current operations. In connection with the financing, the Company issued NationsCredit a warrant to purchase up to 42,500 shares of its Common Stock exercisable at $1.11 per share at any time until July 25, 2002.

     On June 1998, the Company entered into a Working Capital Secured Credit Facility ("WCSCF") agreement with Mr. Reiner, the Company's Chairman and CEO, pursuant to which Mr. Reiner is providing the Company up to $500,000 in working capital on an as needed basis. Providing the Company is not in default under the WCSCF, the working capital advances made under the WCSCF and any accrued and unpaid interest are due the earlier of (i) June 1999; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company. As of January 10, 1999, the amount due to Mr. Reiner under the WCSCF was approximately $462,000. The WCSCF is secured by a second position security interest on all of the assets of the Company.

     On July 27, 1998, Mr. Reiner agreed to accept a temporary salary reduction in the approximate amount of $50,000 during the fiscal year 1999 under his Employment Agreement. The temporary salary reduction may continue until cash flow of the Company improves and/or Mr. Reiner elects to terminate such agreement. As a consideration for Mr. Reiner providing further assistance to the Company's cash flow problems, the Company agreed to issue to Mr. Reiner an option to purchase 100,000 shares of the Company's Common Stock, $0.002 par value, at $1.47 per share at any time until July 26, 2005. To further improve the Company's cash flow and earnings during the Third Quarter Fiscal 1999, Mr. Reiner agreed to waive approximately $15,000 of his salary payments under his Employment Agreement. Mr. Reiner received no consideration for waiving his salary.

     As of February 28, 1998, the Company had net operating loss carry forwards of approximately $9,450,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2012. The Company's working capital at November 30, 1998 was approximately $1,360,000 as compared to $1,122,000 at February 28, 1998. The Company's working capital position increased by 238,000, primarily due to the conversion of debt to equity.

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

     The Company is currently evaluating the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information system. The year 2000 problem is the result of computer programs being written using two digits (rather that four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failure. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. However, if the Company or its customers or vendors, are unable to resolve such processing issued in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely mannaer.

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

     The Company has experienced difficulty from time to time in obtaining some of its products, and there can be no assurance that its current or alternate suppliers will be able to meet the Company's needs on a timely basis. Although some products are currently available from multiple sources, at present the Company obtains approximately 75% of the products it sells from single sources. A lack of availability from current suppliers could cause distribution delays, loss of customers, increased cost to the Company and decrease in levels of sales. In addition, reliance on these suppliers could adversely affect the Company's quality control efforts and its ability to control delivery schedules.

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

Item 2.  Changes in Securities
         ---------------------
                None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                None

Item 5.  Other Information
         -----------------

     The Company leases corporate and warehouse facilities located in Pleasanton, Califonria. On October 1, 1998 the Company entered into a three (3) year term lease for its corporate facility. Under the terms of the lease, the Company leased 4,344 square feet at a base monthly rent of $6,299. On November 1, 1998 the Company entered into a two (2) year term lease for its warehouse facility. Under the terms of the lease, the Company leases 3,768 square feet at a base monthly rent of $2,897. The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.     Exhibit No.

                27   Financial Data Schedule

         B.     Reports on Form 8-K

                None.

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

January 15, 1999