Form 10KSB
period 1999-02-28
SPARTA SURGICAL CORP
filed 1999-06-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 28, 1999 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to _____________

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

  7068 Koll Center Parkway, Suite 425
        Pleasanton, California                                       94566
(Address of principal executive offices)                           (Zip Code)
                    Issuer's telephone number: (925) 417-8812

           Securities registered pursuant to Section 12(b) of the Act:
      Title of each Class              Name of each exchange on which registered
$.002 Par Value Common Stock                                          None.
$4.00 Par Value Redeemable Convertible Preferred Stock                None.
$4.00 Par Value Series A Convertible Preferred Stock                  None.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were $1,984,000.

     As of June 9, 1999, the market value of the Registrant's $.002 Par Value Common Stock and $4.00 Par Value Redeemable Convertible Preferred Stock excluding shares held by affiliates, was $6,392,712 based upon closing prices on NASDAQ's OTC Bulletin Board of $2.22 per share of $.002 Par Value Common Stock and $.29 per share of $4.00 Par Value Redeemable Convertible Preferred Stock.

     As of June 9, 1999, 2,879,607 shares of the Registrant's Common Stock, 116,583 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Introduction

     Sparta Surgical Corporation (the "Company") develops, manufactures, distributes and markets surgical specialty and electrotherapy products for the healthcare industry worldwide. The surgical specialty products group consists of
(i) microsurgical hand-held instruments and accessories; (ii) critical care hospital disposable products; and (iii) oral maxillofacial implant plating systems. The surgical specialty products are widely used in ophthalmic, ear, nose, throat, plastic, reconstructive, general and oral maxillofacial surgical procedures. The electrotherapy medical equipment consists of pain management devices including (i) transcutaneous electrical nerve stimulators ("TENS"); and
(ii) related disposable and reusable electrodes and accessories.

     The Company's business operations began in July 1987 with the acquisition of Sparta Instrument Corporation. Since that time, the Company's business has been primarily built and expanded by means of additional acquisitions of companies and products that compliment or expand the Company's existing product lines. The Company's principal offices are located at 7068 Koll Center Parkway, Suite 425, Pleasanton, California. The Company's telephone number is (925) 417-8812.

Products

     The Company's products are divided into two product groups:

     Surgical Specialty Products:
     ----------------------------

     (i) Microsurgical hand held instruments and accessories. The Company markets a full line of microsurgical hand held stainless steel instruments and related hospital equipment and accessories for use by: (i) ophthalmologists in various procedures including cataract, retina and intraocular lens and radial keratotomy procedures; (ii) ear, nose, throat and plastic and reconstructive, and oral maxillofacial surgeons in rhinoplasty, facial plastic, and reconstructive and hand surgery procedures; and (iii) general surgeons in other general surgical applications, such as ob/gyn and cardiovascular procedures.

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

     Electrotherapy DME Products:
     ----------------------------

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

     In 1995, the Company sold its wound care dressings product line to Tecnol Medical Products, Inc., a publicly traded medical products manufacturer, headquartered in Fort Worth, Texas (the "Tecnol Sale") for $5,585,000 in cash and the elimination of $32,448 in certain other liabilities owed by the Company. In addition to wound care inventory, equipment and other assets, the Company's operations in Hammonton, New Jersey were included in the sale. The Company used approximately $4,500,000 of the cash proceeds of the Tecnol Sale to repay outstanding debt and the balance was used to reduce trade payables and to pay costs associated with the sale of the business.

Business Strategy

     The Company seeks growth through internal expansion and continued acquisitions of companies or products that complement or expand the Company's existing product lines to the home health care market. The Company intends to continue to enter small specialty niche markets that are served by relatively few competitors. The Company will also continue efforts to develop products in collaboration with established medical device companies on an OEM/private label basis while researching and developing its own products.

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

     A significant portion of the Company's TENS sales are derived from various annual purchase contracts and OEM manufacturing agreements with companies such as Texas TENS, Modern Medical Corp. and Masters Medical Co. There can be no assurance that the Company will be able to maintain these arrangements in the future and the loss of any of these contracts could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company has experienced difficulty from time to time in obtaining some of its products, and there can be no assurance that its current or alternative sources will be able to meet the Company's needs on a timely basis. Although some products are currently available from multiple sources, at present the Company obtains approximately 70% of the products it sells from single sources. A lack of availability from current suppliers could cause distribution delays, increased cost to the Company and a decrease in levels of sales. In addition, reliance on these suppliers could adversely affect the Company's quality control efforts and its ability to control delivery schedules.

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

Competition

     The health care products industry is intensely competitive, and many of the Company's competitors have financial, marketing and other resources substantially greater than those of the Company. Some of the Company's larger competitors enjoy an additional competitive advantage by reason of their ability to offer product discounts for volume purchases across product lines. Some of the companies with which the Company competes, have significantly greater resources, established sales organizations and greater experience in marketing and sales of products through direct distribution. The industry is dominated by general industry giants such as Johnson and Johnson and Baxter Healthcare Corporation.

     In the surgical specialty market for microsurgical hand held instruments, the Company competes with Storz Instrument Company, TFX Surgical, Katena Products, Inc. and Stille AB. In the critical care hospital disposable products market, the Company's competitors include Baxter Healthcare Corp., Johnson & Johnson Patient Care, Inc., Abbott Laboratories, Inc., and Patterson Dental Co. as well as other smaller competitors. In the oral maxillofacial implant plating market, the Company competes with Howmedica, Inc., Synthes U.S.A. and Walter Lorenz Surgical Instruments as well as other smaller competitors. In the TENS market, the Company competes with numerous companies including Empi, Inc. and RehabiLicare, Inc., the market leaders in the Electrotherapy industry.

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

     There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Company's patents will not inadvertently infringe upon the patents of others, or that others will not use the Company's patents upon expiration of such patents in year 2002. There can be no assurance that existing or future patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. Therefore, the scope or enforceability of claims allowed in the patents on which the Company will rely, cannot be predicted with any certainty.

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

Employees

     In addition to its two executive officers, as of June 9, 1999, the Company had five full-time employees including one employee involved in distribution; two sales and marketing; and four administrative. The Company believes that its relations with its employees are satisfactory. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

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

                                 Square        Expiration of          Monthly
      Location                   Footage       Current Lease          Rental
      --------                   -------       -------------          ------
      Pleasanton, CA             4,344            09/30/01            $6,299
      Pleasanton, CA             3,968            10/31/01            $2,864

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     On February 2, 1998, the Company filed suit in the Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-430-98 against Company's former landlord, River Road Associated, L.P. ("RRA") and RRA's general partner Jerome Raifman. In this suit the Company claimed that RRA breached the lease agreement between it and the Company respecting property located in Hammonton, New Jersey due to RRA's failure to maintain and make repairs to the demised. The Company alleges that because of RRA's failure to maintain the demised premises that the Company could not sublet such premises and suffered damages as a result. The Company also alleges that it has been constructively evicted from the demised premises and that the lease with RRA is therefore terminated. On March 2, 1998, RRA instituted proceedings to enforce a confession of judgment against the Company in the approximate amount of $361,400 for unpaid rent and other charges allegedly due under the lease through the end of the lease term in May, 2000. On April 6, 1998, the Court set aside the enforcement of the confession of judgment sought by RRA and consolidated both proceedings. On June 6, 1998, the Company received a summary judgment against River Road Associates, L.P. ("RRA"), whereby the Company was relieved of its obligations relating to facilities formerly leased from RRA. In Connection with this judgment, the Company reversed lease termination costs which had been accrued in prior years amounting to $361,400. Any adverse ruling in the claim made by RRA against the Company is likely to have a significant material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "SPSG" since January 31, 1991 and on the Boston Stock Exchange under the symbol "SSG" since March 10, 1992. On May 1, 1998, NASDAQ delisted the Company's securities from the NASDAQ SmallCap Market. On April 12, 1998, Boston Stock Exchange delisted the Company's securities. Trading in the Company's securities is currently being conducted in the NASDAQ OTC Bulletin Board which could substantially reduce the markets for the Company's securities.

     The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ but do not include retail markup, markdown or commissions.

                                                                 Price
                                                                 -----
        By Quarter Ended:                               High              Low
        -----------------                               ----              ---
        Fiscal 2000
            May 31, 1999                                $2.50            $1.75
            August 31, 1999                              2.36             2.22
                (through June 9, 1999)
        Fiscal 1999
            May 31, 1998                                 1.69             0.75
            August 31, 1998                              1.75             0.75
            November 30, 1998                            1.75             0.87
            February 28, 1999                            1.00             0.43
        Fiscal 1998
            May 31, 1997                                 4.00             1.25
            August 31, 1997                              2.00             1.00
            November 30, 1997                            2.25             1.87
            February 28, 1998                            1.62             0.75

     As of June 9, 1999, the Company estimates it had approximately 500 shareholders of record.

     As of June 9, 1999, the authorized capital stock of the Company consisted of 8,000,000 shares of Common Stock, $.002 par value, and 2,000,000 shares of Preferred Stock, $4.00 par value. Shares of Preferred Stock in addition to the Series A Preferred Stock and the 1992 Preferred Stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors of the Company, except that so long as any 1992 Preferred Stock or Series A Preferred Stock is outstanding, the Company may not issue any series of stock having rights senior to either class of Preferred Stock without the approval of holders of at least 50% of the outstanding shares of such classes of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

Common Stock

     At June 9, 1999 there were 2,879,607 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to the prior rights of holders of preferred stock and the Company's contractual restrictions against the payment of dividends on Common Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock.

     Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and nonassessable.

Series A Convertible Preferred Stock

     The Company issued 165,000 shares of $4.00 par value Series A Convertible Preferred Stock convertible into 137,500 shares of Common Stock in connection with the 1994 Offering. At June 9, 1999 there were 28,068 shares of Series A Preferred Stock outstanding convertible into 23,380 shares of Common Stock. A summary of the Series A Preferred Stock follows.

     Dividend Rights. Holders of shares of Series A Preferred Stock on the last day of each of the Company's fiscal quarters (February 28, May 31, August 31 and November 30) are entitled to receive dividends at the quarterly rate of $.375 per share, consisting of $.25 payable in Common Stock semiannually and $.125 payable in cash, quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year. Dividends accrue and are cumulative from the date of first issuance of the Series A Preferred Stock and are payable to holders of record as they appear on the stock books of the Company on such record dates as are fixed by the Board of Directors. If the Company does not have at least $500,000 of cash or cash equivalents indicated on its balance sheet on the last day of any fiscal quarter, the Company may pay the entire dividend in Common Stock on the quarterly payment date in lieu of the cash dividend for such quarter. The value of the Common Stock to be issued as a dividend will be based upon the last reported sales price of the Common Stock on NASDAQ on the last day of the fiscal quarter. Common Stock issuable as a Common Stock dividend on the Series A Preferred Stock was registered in the 1994 Offering.

     Redemption. The Series A Preferred Stock is redeemable for cash, in whole or in part, at any time, at the option of the Company, at $10.00 per share plus any accrued and unpaid dividends, whether or not declared. Notice of redemption must be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of Series A Preferred Stock to be redeemed at the holder's address shown on the stock transfer books of the Company. After the redemption date, unless there shall have been a default in payment of the redemption price, dividends will cease to accrue on the shares of the Series A Preferred Stock called for redemption, and all rights of the holders of such Series A Preferred Stock will terminate except the right to receive the redemption price without interest.

     The holder of any shares of Preferred Stock will have the right, at the holder's option, to convert any or all such shares into Common Stock at the rate of .833 shares of Common Stock for each share of the Series A Preferred Stock. The Conversion Price is subject to adjustment for stock splits, reverse stock splits and other similar capitalizations, although the Series A Preferred Stock does not contain provisions protecting against dilution resulting from the sale of Common Stock at a price below the Conversion Price or the current market price of the Company's securities. If at any time the closing price for the Series A Preferred Stock, as quoted on NASDAQ or any national securities exchange, exceeds $14.00 per share for ten consecutive trading days, then the Series A Preferred Stock will be automatically converted into Common Stock at the Conversion Rate.

     Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, holders of shares of Series A Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of Common Stock or any series or class of the Company's stock hereafter issued that ranks junior as to liquidation rights to the Series A Preferred Stock, but the holders of the shares of the Series A Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of the Company's stock previously or hereafter issued that ranks senior as to liquidation rights to the Series A Preferred Stock has been paid in full. An aggregate of 116,583 shares of 1992 Preferred Stock (representing $466,332 of face value) carries liquidation rights senior to the Series A Preferred Stock.

     Voting Rights. The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of Series A Preferred Stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock is entitled to one vote, excluding shares held by the Company or any entity controlled by the Company, which shares shall have no voting rights.

Series A Common Stock Purchase Warrants

     In connection with the 1994 Offering, the Company issued Series A Common Stock Purchase Warrants (the "Series A Warrants") of which 660,000 are currently outstanding. A brief summary of the Series A Warrants follows.

     Each Series A Warrant represents the right to purchase one sixth of one share of Common Stock at an initial exercise price of $3.00 per each one sixth share of Common Stock until July 12, 1999. The exercise price and the number of shares issuable upon exercise of the Series A Warrants are subject to adjustment in certain events, to the extent that such events occur after the effective date of the Series A Warrant Agreement, including the issuance of Common Stock as a dividend on shares of Common Stock, subdivisions or combinations of the Common Stock or similar events. The Series A Warrants do not contain provisions protecting against dilution resulting from the sale of additional shares of Common Stock for less than the exercise price of the Series A Warrants or the current market price of the Company's securities.

     The Series A Warrants are exercisable during the period ending July 12, 1999 unless earlier redeemed. The outstanding Series A Warrants are redeemable, in whole or in part, at the option of the Company, upon 30 days' written notice, at $.05 per Series A Warrant. If any Series A Warrant called for redemption is not exercised by such time, it will cease to be exercisable, and the holder will be entitled only to the redemption price.

     Holders of Series A Warrants may exercise their Series A Warrants for the purchase of shares of Common Stock only if a current prospectus relating to such shares is then in effect and only if such shares are qualified for sale, or deemed to be exempt from qualification, under applicable state securities laws. The Company is required to use its best efforts to maintain a current Prospectus relating to such shares of Common Stock at all times when the market price of the Common Stock exceeds the exercise price of the Series A Warrants until the expiration date of the Series A Warrants, although there can be no assurance that the Company will be able to do so.

     The shares of Common Stock issuable on exercise of the Series A Warrants will be, when issued in accordance with the Series A Warrants, fully paid and non-assessable. The holders of the Series A Warrants have no rights as stockholders until they exercise their Series A Warrants.

     For the life of the Series A Warrants, the holders thereof have the opportunity to profit from a rise in the market for the Company's Common Stock, with a resulting dilution in the interest of all other stockholders. So long as the Series A Warrants are outstanding, the terms on which the Company could obtain additional capital may be adversely affected. The holders of such Series A Warrants might be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided for by such Series A Warrants.

Redeemable Convertible Preferred Stock

     At June 9, 1999 there were 116,583 shares of $4.00 par value Redeemable Convertible Preferred Stock ("1992 Preferred Stock") outstanding convertible into 38,861 shares of Common Stock which were issued in connection with the 1992 Offering. A summary of the 1992 Preferred Stock follows.

     Dividend Rights. Holders of the 1992 Preferred Stock are entitled to receive, in each fiscal year in which the Company attains net income after taxes, as defined below, from funds legally available therefor, non-cumulative dividends at the annual rate of $.40 per share, payable within 120 days of the end of the Company's fiscal year. The dividends are payable in cash for each fiscal year in which the Company has net income (excluding any items of non-cash extraordinary income) after taxes of at least $650,000, and, if net income is less than that amount, in cash, Common Stock or a combination of cash and Common Stock, to be determined at the election of the Company. The Common Stock, if any, payable as the 1992 Preferred Stock dividend will be valued at the average closing bid price for the Common Stock during the 30 business days prior to the dividend payment date as reported by NASDAQ, and will be registered and free trading securities. Dividends are non-cumulative and will be payable to holders of record on such record dates as shall be fixed by the Board of Directors of the Company. Dividends payable for any period less than a full year will be computed on the basis of a 360-day year with equal months of 30 days. The Company paid a $.40 per share dividend in Common Stock for the fiscal years ended February 28, 1994 and February 29, 1996, but did not pay a dividend for the fiscal years ended February 28, 1995, February 28, 1997 and February 28, 1998. The Company does not anticipate it will pay a dividend for the fiscal year ended February 28, 1999.

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

Series AA Convertible Redeemable Preferred Stock

     At June 9, 1999 there were 39,938 shares of Preferred Stock of $4.00 par value (constituted as a series distinguished as "Series AA Preferred Stock") outstanding, convertible into 179,721 shares of common stock which were issued in connection with the conversion of certain indebtedness. A summary of the Series AA Preferred Stock is as follows:

     Dividend Rights. The holders of Series AA Preferred Stock, in preference to any of the holders of any stock that is Junior and subordinate to any of the holders of any stock that is Senior (as such terms are hereinafter defined) to such series of Preferred Stock as to dividends, shall be entitled to receive out of the assets of the Corporation which are by law available for the payment of dividends, when and as declared by the Board of Directors, cumulative dividends at the per annum rate of $0.28 per share, and no more, payable either in the form of cash, common stock or some combination thereof, in the sole discretion of the Company, semi-annually in arrears on November 30th and May 31st of each year, which dividends shall be payable on the last day of the month following such period, except that if any such date is a Saturday, Sunday or legal holiday, then such dividend shall be payable on the next day that is not a Saturday, Sunday or legal holiday (each of such periods being hereinafter called a "Dividend Period") and which dividends shall be pro rated for any partial Dividend Period. References to a stock that is "Senior" to, on a "Parity" with or "Junior" to other stock as to (1) "dividends" or (2) "liquidation" shall refer, respectively, to rights of priority of one series or class of stock over another (i) in the payment of dividends or (ii) in the distribution of assets on any liquidation, dissolution or winding up of the Corporation. The Series AA Preferred Stock shall be Senior to the Common Stock of the Corporation (as defined in the Restated Certificate of Incorporation of the Corporation) as to dividends and liquidation. The Series AA Preferred Stock shall be Junior to the Corporation's Non-Cumulative Convertible Redeemable Preferred Stock, as defined in a Certificate of Designations filed in February 1992 as "Redeemable
Convertible Preferred Stock" and the Corporation's Series A Convertible Redeemable Preferred Stock, as defined in a Certificate of Designations filed in July of 1994 as "Series A Preferred Stock" (the "Existing Preferred Stock") as to dividends and liquidation.

     No dividends shall be declared upon or paid to the holders of Series AA Preferred Stock in respect of any Dividend Period, unless there shall likewise be declared on or paid to shares of stock at the time outstanding, which is on a Parity therewith as to dividends, like dividends for such Dividend Period, ratably in proportion to the respective dividend rates per annum fixed therefore.

     Conversion Rights. Subject to the limitations set forth in the Dividend Rights and this Section each two shares of Series AA Preferred Stock (a "Unit") then outstanding:

(i) shall be convertible, in whole or in part, into nine (9) fully paid and non-assessable shares of the Corporation's common stock, $0.002 par value (the "Common Stock") at the option of the holder of such Unit, at any time or from time to time on or before February 10, 2001 (with such period being referred to hereinafter as the "Conversion Period"), upon notice duly given as provided in this Section 4.

(ii) shall automatically convert into nine (9) shares of Common Stock in the event that during the "Conversion Period" the daily average bid and ask price of the Common Stock averages $3.00 per share or more over a thirty consecutive day period.

     Redemption Rights. Subject to the limitations set forth in the preceding Dividend Rights, the shares of Series AA Preferred Stock then outstanding shall be redeemable, in whole or in part at the option of the Corporation expressed by resolution of the Corporation's Board of Directors:

(i) at any time or from time to time following the expiration of the Conversion Period, upon notice duly given as provided in the Conversion Rights, at a price of $10.00 per Unit, in the event the daily average bid and ask price of the Common Stock averages $2.00 per share or more over a thirty consecutive day period.

(ii) at any time or from time to time following the expiration of the Conversion Period, upon notice duly given as provided in the Conversion Rights, at a price of $8.00 per Unit, in the event the daily average bid and ask price of the Common Stock averages $3.00 per share or more over a thirty consecutive day period.

     Liquidation or Dissolution. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of each outstanding share of Series AA Preferred Stock shall be entitled to be paid first out of the assets of the Corporation available for distribution to stockholders, whether such assets are capital, surplus, or earnings, an amount equal to $4.00 per share of Series AA Preferred Stock held, plus an amount equal to all Accrued and Unpaid Dividends, before any payment shall be made to the holders of the Common Stock, or any other stock of the Corporation ranking as to dividends or assets Junior to the Series AA Preferred Stock, but the holders of the shares of the Series AA Preferred Stock shall not be entitled to receive the liquidation preference of such shares until the liquidation preference of such shares until the liquidation preference of any other series of or class of the Corporation's stock hereafter issued that ranks Senior as to liquidation rights to the Series AA Preferred Stock (including the Existing Preferred Stock, which has a liquidation preference of $4.00 per share) has been paid in full.

     Voting Rights. Except as otherwise expressly provided herein or as required by law, the holder of each share of Series AA Preferred Stock shall have no voting rights. In connection with any vote permitted the holder of each share of Series AA Preferred Stock shall be entitled to one vote per share.

     The vote of the holders of at least 50% of all outstanding shares of Series AA Preferred Stock, voting as a separate class after proper notice, shall be required before the Corporation may (i) amend, alter or repeal any provision of Certificate of Incorporation or the Bylaws of the Corporation so as to directly and adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Series AA Preferred Stock as set forth herein; (ii) authorize or issue, or increase the authorized amount of, any additional class or series of stock, or any security convertible into stock of such class or series, ranking senior to the Series AA Preferred Stock as to dividends or upon liquidation dissolution or winding up of the Corporation;
(iii) effect any reclassification of the Series AA Preferred Stock; or (iv) effect a capital reorganization of the Company or a merger or consolidation of the Company, or the sale, mortgage, pledge, exchange, transfer or other disposition of all or substantially all of the Company's properties and assets to any other person or persons (an "Event of Merger or Sale"), if the stockholders of the Corporation immediately prior to such Event of Merger or Sale will own less than 50% of the shares of the surviving (in the case of a merger) or acquiring (in the case of a sale of assets) corporation immediately following such merger or sale.

Warrants and Options

     In connection with the Series A Offering, the Company issued to its underwriter, Paulson Investment Company, Inc., a warrant to purchase 16,500 Units of its securities at any time from July 12, 1995 until July 12, 1999 at $12.00 per Unit. Each Unit consists of one share of Series A Preferred Stock and four Series A Warrants.

     At June 9, 1999, the Company had outstanding 1,415,223 other Common Stock purchase warrants and options, convertible into an equal number of shares of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

Year ended February 28, 1999 as Compared to Year ended February 28, 1998

     Net sales for the year ended February 28, 1999 ("Fiscal 1999") were $1,984,000, a decrease of 12.7% from net sales of $2,272,000 for Fiscal 1998. The decrease in net sales during Fiscal 1999 as compared to Fiscal 1998 is the result of (i) a $215,000 or 9.4% decrease in electrotherapy product sales from $1,245,000 to $1,030,000; and (ii) a decrease of $73,000 or 7.1% in surgical product sales from $1,026,000 to $954,000. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion of standing purchase orders in the approximate amount of $650,000 from one of the electrotherapy OEM accounts. The decrease of the surgical product line sales is primarily due to a reduction in the number of the Company's independent manufacturing sales representatives, and the decision by the Company not to attend various trade shows as a result of the lack of working capital.

     The Company  intends to continue to  concentrate  its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business as well as expanding into the growing home healthcare industry.

     Gross profit was $956,000 or 48% of net sales for Fiscal 1999 as compared to $1,206,000 or 53% of net sales for Fiscal 1998. The decrease in gross profit is primarily due to the decrease in sales from fiscal year 1998 and the decrease in gross profit percentage in Fiscal 1999 is primarily due to the decrease in surgical and electrotherapy sales. In general, the electrotherapy product line generates lower gross profits than the surgical line. In connection with certain sales promotions, certain price concessions were made in the surgical product line with the Company's distributors.

     Selling, general and administrative ("SG&A") expenses for Fiscal 1999 were $927,000, a 44.8% or $752,000 decrease from SG&A expenses of $1,679,000 for
Fiscal 1998. The decrease in SG&A expenses for Fiscal 1999 as compared to Fiscal 1998 is primarily due to the Company's further implementation of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program.

     Depreciation and amortization ("D & A") expenses for Fiscal 1999 were $198,000, a 10% or $19,000 decrease from D & A expenses of $217,000 for Fiscal 1998. The decrease in D & A is primarily due to the decrease in the net book value of property and equipment as certain assets become fully depreciated.

     The decrease in other expense is primarily attributed to a $548,000 provision for an uncollectible note receivable in 1998 that was not repeated in 1999. The decrease is also the result of a favorable settlement of litigation related to a terminated lease obligation, resulting in the reversal of accrued rent of approximately $300,000.

     As a result of the foregoing, the net loss for Fiscal 1999 was $344,000, a decrease of $1,514,000, or 81% from net loss of $1,858,000 for Fiscal 1998.

     Basic and diluted loss per share was $0.28 for Fiscal 1999 as compared to $2.27 for Fiscal 1998. The basic and diluted loss per share computation reflect paid and accrued dividends on the Series A Convertible Preferred Stock paid on March 31, 1998 and 1999.

Year ended February 28, 1998 as Compared to Year ended February 29, 1997

     Net sales for the year ended February 28, 1998 ("Fiscal 1998") were $2,272,000, a increase of 1.3% from net sales of $2,243,000 for Fiscal 1997. The increase in net sales during Fiscal 1998 as compared to Fiscal 1997 is the result of (i) a $221,000 or 21.6% increase in electrotherapy product sales from $1,025,000 to $1,246,000; and (ii) a decrease of $192,000 or 15.8% in surgical product sales from $1,218,000 to $1,026,000. The increase in sales for the electrotherapy product line can be primarily attributed to the receipt of various non-cancelable purchase orders in the approximate amount of $650,000 from various customers including Healey Healthcare Inc. The decrease of the surgical product line sales is primarily due to a reduction in the number of the Company's independent manufacturing sales representatives, the non-attendance by the Company to various trade shows, and the unavailability of certain of its critical care disposable products during the fourth quarter, all as a result of the lack of working capital.

     Gross profit was $1,206,000 or 53.1% of net sales for Fiscal 1998 as compared to $1,014,000 or 45.2% of net sales for Fiscal 1997. The increase in gross profit percentage is primarily due to the recording of a $275,000 reserve for slow moving inventory during Fiscal 1997 which lowered the gross profit percentage and was not repeated during Fiscal 1998. Gross profit percentage net of the reserve for slow moving inventory during Fiscal 1997 was 57.4%. The decrease in gross profit percentage during Fiscal 1998 is primarily due to the increase in electrotherapy product sales. In general, the electrotherapy product line generates lower gross profits than the surgical product line.

     Selling, general and administrative ("SG&A") expenses for Fiscal 1998 were $1,679,000, a 18.1% decrease from SG&A expenses of $2,052,000 for Fiscal 1997. The decrease in SG&A expenses for Fiscal 1998 as compared to Fiscal 1997 is primarily due to legal expenses incurred during Fiscal 1997 which were not repeated during Fiscal 1998. In addition, lower SG&A expenses were experienced for Fiscal 1998 due to the Company's implementation in June 1997 of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program.

     Research and development ("R&D") expenses for Fiscal 1998 were $15,000 a 65.5% decrease from R&D expenses of $42,000 for Fiscal 1997. In Fiscal 1997, the Company's R&D efforts were focused on its redesign of the MAX-SD TENS units resulting in increased quality and lower production cost for the electrotherapy product line.

     Total other expense for Fiscal 1998 was $1,153,000, an decrease of $1,424,000 from total other income of $271,000 for Fiscal 1997. The increase in total other expense is primarily due to the recording of a provision for uncollectable note receivable in the amount of $548,000, an increase of $16,000 in interest expense resulting primarily from higher loan balances and banking expenses to the Company's primary lender coupled with a one-time gain of $607,000 on the sale of the wound care product line recognized during Fiscal 1997.

     As a result of the foregoing, the net loss for Fiscal 1998 was $1,858,000, a decrease of $47,000 from net loss of $1,905,000 for Fiscal 1997. The decrease in net loss for Fiscal 1998 as compared to Fiscal 1997 is primarily due to the decrease in SG&A expenses and a settlement expense in the amount of $856,000 incurred during Fiscal 1997.

     Basic and diluted loss per share was $2.27 for Fiscal 1998 as compared to $2.73 for Fiscal 1997. The basic and diluted loss per share computation reflects paid and accrued dividends on the Series A Convertible Preferred Stock, paid on March 31, 1997 and 1998.

Liquidity and Capital Resources

     Since inception, the Company's primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities.

     As of February 28, 1999, the Company had federal and state net operating loss carry forwards of approximately $9,200,000. Availability of the Company's net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019.

     The Company's working capital at February 28, 1999 was $1,313,000 as compared to $1,122,000 at February 28, 1998. The Company's working capital position increased by $191,000.

     In 1997, Mr. Reiner, provided the Company with a Working Capital Credit Facility of up to $200,000, bearing 12% interest per annum. In June 1998, Mr. Reiner increased the Working Capital Facility to $500,000 and in June 1999 increased the facility to $750,000. The advances and accrued interest made under the Working Capital Credit Facility are due the earlier of (i) June 2000; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) upon default. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 100% of the average closing bid prices as reported on NASDAQ for the five (5) trading days preceding the conversion date. As of June 9, 1999, the amount due to Mr. Reiner under the Working Capital Credit Facility was approximately $509,000. See Item 12 "Certain Relationships and Related Transactions."

     On July 25, 1997, the NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit"), provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Mr. Reiner. As of June 9, 1999, the outstanding balance on the Loan was $1,349,000 and approximately $20,000 in credit was available. The Loan is being used to provide working capital for current operations.

     In connection with the financing, the Company issued NationsCredit a warrant to purchase up to 42,500 shares of its Common Stock exercisable at $1.11 per share at any time until July 25, 2002. The Company recorded loan costs of approximately $6,000 related to the warrants and is amortizing them over the 48 month term of the agreement. In consideration for Mr. Reiner providing his personal guarantee for the NationsCredit Loan, on July 25, 1997, the Company issued to Mr. Reiner 80,000 shares of Common Stock and an option to purchase up to 150,000 of its Common Stock exercisable at $1.25 per share at any time until July 25, 2004. In connection with a May 1998 Stock Escrow Agreement between the Company and Mr. Reiner, such shares and options were canceled.

     In August 1998, the Company negotiated the conversion of certain notes payable to entities related to one of its significant shareholders into preferred and common stock. The aggregate principal and accrued interest amounted to $911,000 and was converted into 39,938 shares of Series AA convertible redeemable preferred stock and 1,001,733 shares of common stock. The Company recorded a charge of $75,000 related to unamortized loan costs associated with the converted debt. In addition, in April 1998, the Company issued warrants to purchase 150,000 shares of common stock to a financial advisor. The Company elected to terminate the financial advisor and as a result, the Company recorded a charge of $125,000 related to unamortized financing costs.

     On March 4, 1999, the Company entered into a Consulting Agreement and appointed IGC of New York Corporation as its financial advisor. In its role as a financial advisor, IGC will advise Sparta on mergers and acquisitions, assist in providing financing for working capital, repayment of debts, and to finance potential acquisitions. The Company issued IGC a warrant to purchase up to 300,000 shares of its common stock, $0.002 par value, exercisable at $0.95 per share at any time until March 3, 2002 and the warrants shall have piggyback registration rights with respect to any shares issued upon their exercise. In addition, IGC shall receive a finders fee upon the closing and funding of any types of financing, including senior secured debt, mezzanine / subordinated debt and private equity. In addition, IGC shall receive upon the closing and funding a private placement financing in the minimum amount of $10,000,000, a warrant to purchase up to 500,000 shares of its common stock, par value $0.002, exercisable at $0.95 per share. In addition, IGC shall be paid $8,000 per month, in the form of equal monthly installments over 24 months, provided that a secondary public offering has been completed and funded, through an underwriter introduced by IGC to the Company, in net proceeds to the Company in an amount of not less than $10,000,000 on or before August 31, 1999.

     On April 13, 1999, the Company retained SJS Holdings to assist and locate an underwriter for a proposed secondary public offering in connection with the Company's various potential acquisitions in the home health care industry. The Company issued SJS Holdings a warrant to purchase up to 50,000 shares of its common stock, par value $0.002, exercisable at $2.00 per share at any time until April 12, 2002 and the warrants shall have piggyback registration rights with respect to any shares issued upon their exercise.

     During the period of March 1999 through May 1999, the Company raised $350,000 from various individual investors. These individual loans range from $25,000 to $75,000, with interest rates ranging from 7% to 12%. The proceeds from these loans are designated to be used primarily for working capital, legal and accounting expenses related to the various acquisitions that the Company has targeted. In accordance with the terms of the loans, the principal is to be repaid by the Company at the earlier of six months from the date of issuance of the loan or from a $25 Million secondary public offering.

     On February 12, 1999, CCJ Trust ("CCJ") agreed to convert the amount of indebtedness owing to it from the Company in the amount of $159,750 (which consists of principal and accrued interest) into 39,938 shares of Series AA
Preferred Stock. The Series AA Preferred Stock yields a 7% per annum non-cumulative dividend payable semi-annually in the form of additional shares of common stock, $0.02 par value, or cash at the Company's option. The Series AA Preferred Stock features redemption and conversion rights during the two year period following the increase of shares.

     The Company may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which the Company has encountered with previous acquisitions. Future acquisitions by the Company may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition. The Company has identified certain lenders to raise additional debt or equity financing.

     In recent years the Company has experienced losses from operations and suffers from a deficiency in available working capital. In fiscal 1999, the Company substantially improved its operating performance, principally as a result of significant reductions in operating expenses. However, revenues from existing product lines have not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of an investment advisor to pursue capital through such private equity and debt offerings. Management intends to continue to pursue viable acquisition candidates and currently has one binding letter of intent and two non-binding letters of intent with target companies, in addition to the acquisition agreement with Olsen Electrosurgical, Inc., signed in June 1999. Management believes its actions will be sufficient to fund operations through February 29, 2000; however, there can be no assurance that the Company will be able to complete planned debt or equity offerings or targeted acquisitions.

     The Company is currently evaluating the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information system. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitve software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect (estimated not to exceed $25,000) on the Company's financial position, liquidity or results of operations in future periods. However, if the Company, or its customers or vendors, are unable to resolve such processing issues in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

See page F-1

                           SPARTA SURGICAL CORPORATION
                           ---------------------------

                      Consolidated Financial Statements and
               Report of Independent Certified Public Accountants

                           February 28, 1999 and 1998

               Report of Independent Certified Public Accountants
               --------------------------------------------------




Board of Directors and Stockholders
Sparta Surgical Corporation

We have audited the accompanying consolidated balance sheet of Sparta Surgical Corporation (the "Company") as of February 28, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 1999, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

San Jose, California
June 10, 1999



                                  Sparta Surgical Corporation

                                  CONSOLIDATED BALANCE SHEET

                                       February 28, 1999

                                             ASSETS

Current assets
   Cash                                                                            $     1,000
   Accounts receivable, net of allowance for doubtful accounts of $34,000              162,000
   Inventories                                                                       2,026,000
   Other                                                                                66,000
                                                                                   -----------
      Total current assets                                                           2,255,000

Property and equipment, net                                                            137,000

Other assets
   Intangible assets                                                                   461,000
   Other                                                                               144,000
                                                                                   -----------

      Total other assets                                                               605,000
                                                                                   -----------

      Total assets                                                                 $ 2,997,000
                                                                                   ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term obligations                                        $   219,000
   Accounts payable - trade                                                            422,000
   Accrued expenses                                                                    301,000
                                                                                   -----------

      Total current liabilities                                                        942,000

Revolving credit facilities and long-term obligations                                1,833,000

Stockholders' equity
   Preferred stock: $4.00 par value, 2,000,000 shares authorized;
      1992 non-cumulative convertible redeemable preferred stock: 165,000 shares
         authorized, 116,583 shares issued and outstanding                             466,000

      Series A cumulative convertible preferred stock: 30,000 shares authorized,
         28,068 shares issued and outstanding                                          112,000

      Series AA cumulative convertible redeemable preferred stock: 875,000 shares
         shares authorized, 39,938 shares issued and outstanding                       160,000

   Common stock: $0.002 par value, 8,000,000 shares authorized, 2,879,607 shares
      issued and outstanding                                                             4,000

   Additional paid in capital                                                        9,272,000

   Accumulated deficit                                                              (9,792,000)

      Total stockholders' equity                                                       222,000
                                                                                   -----------


      Total liabilities and stockholders' equity                                   $ 2,997,000
                                                                                   ===========


See accompanying notes to consolidated financial statements.

                                       F-2

                                   Sparta Surgical Corporation

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                 For the year ended February 28,



                                                                           1999           1998
                                                                           ----           ----

Net sales                                                              $ 1,984,000    $ 2,272,000
Cost of sales                                                            1,028,000      1,066,000
                                                                       -----------    -----------

      Gross profit                                                         956,000      1,206,000

Selling, general and administrative expenses                               927,000      1,679,000
Depreciation and amortization expenses                                     198,000        217,000
Research and development expenses                                             --           15,000
                                                                       -----------    -----------

      Loss from operations                                                (169,000)      (705,000)

Other income (expense):
   Interest expense                                                       (623,000)      (629,000)
   Litigation settlements                                                  214,000           --
   Provision for uncollectible note receivable                                --         (548,000)
   Gain on disposition of long-term liabilities                            199,000           --
   Other                                                                    35,000         24,000
                                                                       -----------    -----------

      Total other income (expense)                                        (175,000)    (1,153,000)
                                                                       -----------    -----------

      Net loss                                                            (344,000)    (1,858,000)

Preferred stock dividends                                                  (42,000)       (42,000)
                                                                       -----------    -----------

      Net loss applicable to common stockholders                       $  (386,000)   $(1,900,000)
                                                                       ===========    ===========

Basic and diluted net loss per common share                            $     (0.28)         (2.27)
                                                                       ===========    ===========

Shares used to calculate basic and diluted net loss per common share     1,395,276        836,189
                                                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                                       F-3

                                          Sparta Surgical Corporation

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       Two years ended February 28, 1999



                                                 1992                       Series A                   Series AA
                                              Redeemable                   Redeemable                 Redeemable
                                           Preferred Stock               Preferred Stock            Preferred Stock
                                         Shares       Amount           Shares      Amount          Shares     Amount
                                         ------       ------           ------      ------          ------     ------

Balance at March 1, 1997                160,678    $   643,000         28,068   $   112,000          --     $      --

   Preferred stock dividends
     paid in common stock                  --             --             --            --            --            --
   Conversion of preferred
     stock into common stock            (38,095)      (153,000)          --            --            --            --
   Issuance of common stock
     under escrow agreement                --             --             --            --            --            --
   Issuance of stock and
     warrants with debt                    --             --             --            --            --            --
   Net loss                                --             --             --            --            --            --

Balance at February 28, 1998            122,583        490,000         28,068       112,000          --            --

   Preferred stock dividends
     paid in common stock                  --             --             --            --            --            --
   Issuance of common stock                --             --             --            --            --            --
   Conversion of preferred
     stock into common stock             (6,000)       (24,000)          --            --            --            --
   Conversion of debt into
     common and preferred stock            --             --             --            --          39,938       160,000
   Issuance of common stock
     under escrow agreement                --             --             --            --            --            --
   Issuance of warrants with debt          --             --             --            --            --            --
   Net loss                                --             --             --            --            --            --

Balance at February 28, 1999            116,583    $   466,000         28,068   $   112,000        39,938   $   160,000
                                    ===========    ===========    ===========   ===========   ===========   ===========


(Table is continued on next page.)



                                     Sparta Surgical Corporation

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  Two years ended February 28, 1999

                                             (Continued)


                                                                 Additional
                                           Common Stock           Paid-In      Accumulated
                                        Shares       Amount       Capital        Deficit        Total
                                        ------       ------       -------        -------        -----

Balance at March 1, 1997                764,249   $     1,000   $ 7,926,000   $(7,506,000)   $ 1,176,000

   Preferred stock dividends
     paid in common stock                23,274          --          42,000       (42,000)          --
   Conversion of preferred
     stock into common stock             12,698         1,000       152,000          --             --
   Issuance of common stock
     under escrow agreement             727,986          --            --            --             --
   Issuance of stock and
     warrants with debt                  50,000          --         137,000          --          137,000
   Net loss                                --            --            --      (1,858,000)    (1,858,000)

Balance at February 28, 1998          1,578,207         2,000     8,257,000    (9,406,000)      (545,000)

   Preferred stock dividends
     paid in common stock                32,487          --          42,000       (42,000)          --
   Issuance of common stock              40,180          --            --            --             --
   Conversion of preferred
     stock into common stock              2,000          --          24,000          --             --
   Conversion of debt into
     common and preferred stock       1,001,733         2,000       749,000          --          911,000
   Issuance of common stock
     under escrow agreement             225,000          --            --            --             --
   Issuance of warrants with debt          --            --         200,000          --          200,000
   Net loss                                --            --            --        (344,000)      (344,000)

Balance at February 28, 1999          2,879,607   $     4,000   $ 9,272,000   $(9,792,000)   $   222,000
                                    ===========   ===========   ===========   ===========    ===========



See accompanying notes to consolidated financial statements.


                                      F-5



                           Sparta Surgical Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the year ended February 28,

                                                                1999          1998
                                                                ----          ----
Cash flows from operating activities:
   Net loss                                                $  (344,000)   $(1,858,000)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                         198,000        217,000
         Amortization of debt issuance costs,
            including warrants                                 265,000        225,000
         Provision for uncollectible note receivable              --          548,000
         Gain on disposition of long-term liabilities         (199,000)          --
         Litigation settlements                               (214,000)          --
         Changes in operating assets and liabilities:
            Accounts receivable                                 53,000        107,000
            Inventories                                        139,000         95,000
            Other assets                                       (97,000)        66,000
            Accounts payable and accrued expenses               16,000       (171,000)
                                                           -----------    -----------
               Net cash used in operating activities          (183,000)      (771,000)

Cash flows from investing activities:
   Capital expenditures                                        (10,000)          --
   Repayment of notes receivable                                  --          599,000
                                                           -----------    -----------
               Net cash provided by (used in)
                  investing activities                         (10,000)       599,000

Cash flows from financing activities:
    Proceeds from borrowings                                 2,867,000      2,129,000
    Principal payments on long-term obligations             (2,657,000)    (1,787,000)
    Debt issuance costs incurred                               (17,000)      (169,000)
               Net cash provided by financing activities       193,000        173,000
                                                           -----------    -----------

               Net change in cash and cash equivalents            --            1,000

Cash and cash equivalents at beginning of year                   1,000           --
                                                           -----------    -----------

Cash and cash equivalents at end of year                   $     1,000          1,000
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
-------------------------------------------------
   Cash paid during the year for:
      Interest                                             $   308,000    $   483,000
      Income taxes                                                --             --

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------
     In 1999,  the  Company  converted  $911,000 of  long-term  debt and accrued interest into Company  stock.  In 1998, the Company  converted  $216,000 of trade payables and accrued  interest into long-term  debt. The Company also issued  warrants  and stock of $200,000  and  $136,000 in  connection  with long-term debt borrowings in 1999 and 1998, respectively.


See accompanying notes to consolidated financial statements.

                                      F-6

                           Sparta Surgical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 1999 and 1998


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

     Cash Equivalents
     ----------------

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

     The following table sets forth the computation of basic and diluted loss per share ("EPS"):

                                                   Year ended February 28
                                                  ------------------------
                                                      1999         1998
                                                      ----         ----
     Numerator
     Net loss applicable to common stockholders     (386,000)   (1,900,000)

     Denominator
        Average outstanding during the year        2,348,262     1,789,175
        Less: Shares subject to escrow
              agreement (Note 9)                     952,986       952,986
                                                  ----------    ----------

     Number of shares on which EPS is calculated   1,395,276       836,189
                                                  ==========    ==========

     Basic and diluted loss per common share      $    (0.28)   $    (2.27)
                                                  ==========    ==========


     Property and Equipment
     ----------------------

     Property and equipment consists primarily of warehouse and office equipment and automobiles. Depreciation is calculated based on the following estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement.

                 Equipment                    3 - 10 years
                 Automobiles                       7 years

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Intangible Assets
     -----------------

     The Company evaluates the realizability of intangibles to determine potential impairment by comparing the undiscounted cash flows of the related assets to the carrying value. The Company provides for losses if an impairment is indicated. Intangible assets are being amortized using the straight-line method based on the following estimated useful lives. Debt issuance costs are amortized over the term of the related debt agreement.

                 Non-compete agreements                      5 years
                 Goodwill                               5 - 10 years
                 Patents and licensing agreements           10 years

     Stock-Based Compensation
     ------------------------

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the excess of the fair value of the Company's stock on the measurement date over the amount an employee must pay to acquire the stock.

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

     Fair Value of Financial Instruments
     -----------------------------------

     The fair value of cash, accounts receivable and trade payables approximates carrying value due to the short term nature of such instruments. The fair value of long term obligations from financial institutions approximates carrying value based on terms available for similar instruments. The fair value of long term obligations with related parties and individuals is not determinable.

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

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Concentrations
     --------------

     The Company provides credit, in the normal course of business, to a large number of distributors and wholesalers, concentrated in the medical supply industry. Accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations. One electrotherapy products customer accounted for 20% and 22% of net sales for the years ended February 28, 1999 and 1998, respectively. In 1999 and 1998, the Company purchased the products sold to this customer from a single source vendor. Purchases from this vendor were 43% and 33% of total cost of sales for the years ended February 28, 1999 and 1998, respectively. The Company has identified an alternate supplier for this product; however, no purchases have been made from this vendor.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

           Equipment                                         $ 323,000
           Automobiles                                          94,000
           Leasehold improvements                               20,000
                                                             ---------
                                                               437,000
           Less accumulated depreciation and amortization     (300,000)
                                                             ---------

                                                             $ 137,000
                                                             =========


NOTE 3 - INTANGIBLE ASSETS

     Intangible assets consist of the following:

        Goodwill, net of accumulated amortization of $618,000   $277,000
        Patents, net of accumulated amortization of $200,000     152,000
        Debt issuance costs, net of accumulated
          amortization of $325,000                                32,000
                                                                --------

               Total                                            $461,000
                                                                ========

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 4 - REVOLVING CREDIT FACILITIES AND LONG-TERM OBLIGATIONS

     Revolving credit facilities and long-term obligations consist of the following:

          The Company has a revolving credit facility with a
          financial institution (the "Bank Line") that bears
          interest  at prime  (7.75% at February  28,  1999)
          plus 3% and expires in July 2001. Borrowings under
          this line of credit  are  limited to the lesser of
          85% of  eligible  accounts  receivable  and 55% of
          eligible  inventory  or  $2,500,000.  The  line of
          credit facility is collateralized by substantially
          all assets of the Company and is guaranteed by Mr.
          Thomas F. Reiner, the Company's  President,  Chief
          Executive Officer and Chairman, up to $250,000. At
          February  28, 1999,  as a result of the  borrowing
          limits, the Company had no amounts available under
          this line.                                              $ 1,340,000

          Mr.   Reiner  has  provided  the  Company  with  a
          $500,000  line of credit (the "Reiner  Line") that
          bears interest at 12%.  Borrowings under this line
          of credit  are due in June  2000.  Mr.  Reiner may
          convert any outstanding  balance into common stock
          at  100%  of  the  average  trading  price  of the
          Company's common stock.                                     455,000

          4.5%  installment  note  due  in  2000,   variable
          principal  and  interest  payments  from $4,000 to
          $10,000 per month.                                          156,000


          7% unsecured installment note due in 2000, monthly
          principal and interest payments of $3,000.                   50,000


          Obligations under capital leases                             51,000
                                                                  -----------
                                                                    2,052,000
          Less current portion                                       (219,000)
                                                                  -----------

          Long-term debt                                          $ 1,833,000
                                                                  ===========

     Installments due on debt principal, including the capital leases, are as follows:

       Year ending February 28,
       ------------------------
                 2000                                             $   219,000
                 2001                                                 491,000
                 2002                                               1,342,000
                                                                  -----------

                                                                  $ 2,052,000
                                                                  ===========

     In 1999, the Company issued warrants to purchase 300,000 shares of common stock in connection with the issuance of long term-debt. The Company determined the aggregate fair value of these warrants and shares to be $200,000 and is amortizing this amount as interest expense over the life of the related debt. As of February 28, 1999, the Company had 376,634 warrants outstanding which had been issued in connection with long-term debt.

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 5 - INCOME TAXES

     No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through February 28, 1999. The following table sets forth the primary components of deferred tax assets at February 28, 1999:

           Net operating loss and credit carryforwards   $ 2,700,000
           Non-deductible reserves and expenses              520,000
                                                         -----------
                  Gross deferred tax assets                3,220,000

           Valuation allowance                            (3,220,000)
                                                         -----------

                                                         $      --
                                                         ===========


     The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. During fiscal 1999 the valuation allowance increased $220,000. At February 28, 1999, the Company had approximately $7,530,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire from 2007 to 2009. Additionally, the Company has approximately $1,680,000 of state net operating loss carryforwards for tax reporting purposes which will expire from 1999 to 2004.


NOTE 6 - STOCKHOLDERS' EQUITY

     Amendment to Authorized Common and Preferred Stock
     --------------------------------------------------

     In February 1999, the Company's Board of Directors authorized an amendment and restatement of the Company's Articles of Incorporation to increase the number of authorized shares of preferred stock from 750,000 to 2,000,000 shares.

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

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 6 - STOCKHOLDERS' EQUITY (continued)

     Series A Preferred Stock. The Company has authorized 30,000 shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The holders of the Series A Preferred Stock receive cumulative dividends at the quarterly rate of $0.375 per share. The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock has one vote. The Series A Preferred Stock is redeemable for cash at $10.00 per share plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible into shares of common stock at the rate of
     0.833 shares of common stock for each share of Series A Preferred Stock. The liquidation preference for the Series A Preferred Stock is $10.00 per share. The 1992 Preferred Stock carries liquidation rights senior to the Series A Preferred Stock.

     Series AA Preferred Stock. The Company has authorized 875,000 shares of Series AA Convertible Redeemable Preferred Stock (the "Series AA Preferred Stock"). The holders of the Series AA Preferred Stock receive cumulative dividends at the annual rate of $0.28 per share, payable semi-annually. The holders of the Series AA Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series AA Preferred Stock has one vote. The Series AA Preferred Stock is convertible at any time through February 10, 2001 into shares of common stock at the rate of 9 shares of common stock for each two shares of Series AA Preferred Stock. The Series AA Preferred Stock will automatically be converted into common stock at this rate in the event that the daily average bid and ask price of the common stock averages $3.00 per share or more over a thrity consecutive day period through February 10, 2001. At any time subsequent to February 10, 2001, each two shares of Series AA Preferred Stock are redeemable for cash at $10.00 or $8.00, plus any accrued and unpaid dividends, in the event that the daily average bid and ask price of the common stock averages at least $2.00 per share or $3.00 per share, respectively, over a thirty consecutive day period. The liquidation preference for the Series AA Preferred Stock is $4.00 per share. The 1992 Preferred Stock and Series A Preferred Stock carry liquidation rights senior to the Series AA Preferred Stock.

     Series A Warrants
     -----------------

     The securities sold in the Company's 1994 public offering (the "Units) consisted of one share of Series A Preferred Stock and four common stock purchase warrants (the "Series A Warrants"). As a result of stock splits since the offering, six Series A Warrants and $18.00 are convertible into one share of common stock. In connection with the offering, the Company issued to the underwriter, warrants to purchase 16,500 Units at an exercise price of $12.00 per Unit (the "Underwriters' Warrants"). The Series A
     Warrants and the Underwriters' Warrants are exercisable at any time until July 12, 1999. As of February 28, 1999, none of the Underwriters' Warrants had been exercised and 121,000 Series A Warrants remain outstanding, including 11,000 issuable upon the exercise of the Underwriters' Warrants.

     Stock Options and Warrants
     --------------------------

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

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 6 - STOCKHOLDERS' EQUITY (continued)

     Stock option and warrant activity, excluding the Series A Warrants, the Underwriters' Warrants and warrants issued in connection with long-term debt, is summarized as follows:

                                                           Weighted
                                                           Average
                                                           Exercise
                                                Shares      Price
                                                ------      -----

              Balance at March 1, 1997          256,031    $ 9.88
                  Granted                       647,000      1.26
                  Exercised                        --        --
                  Cancelled                     (44,858)    10.47
                                             ----------    ------

              Balance at February 28, 1998      858,173      3.35
                  Granted                       335,000      0.97
                  Exercised                        --        --
                  Cancelled                     (73,751)     3.94
                                             ----------    ------

              Balance at February 28, 1999    1,119,422    $ 2.60
                                             ==========    ======


     The following table summarizes information about stock options and warrants outstanding as of February 28, 1999:

                                             Weighted
                                Weighted     Average                    Weighted
     Range of                   Average     Remaining                   Average
     Exercise       Number      Exercise   Contractual       Number     Exercise
       Price      Outstanding    Price         Term       Exercisable    Price
       -----      -----------    -----         ----       -----------    -----

   $0.59 - $1.47   812,000       $1.06       6 years        712,000      $1.10
   $1.98 - $3.18   186,002        2.20       5 years        186,002       2.20
      $13.50       121,420       13.50       3 years        121,420      13.50
                 ---------                                ---------
                 1,119,422                                1,019,422
                 =========                                =========


     The following table depicts the Company's pro forma results for the years ending February 28, had compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS 123:

                                                   1999             1998
                                                -----------    ------------
   Net loss applicable to common stockholders
       As reported                              $  (386,000)   $ (1,900,000)
       Pro forma                                   (760,000)     (2,618,000)

   Basic and diluted net loss per share
       As reported                              $     (0.28)   $      (2.27)
       Pro forma                                      (0.54)          (3.13)

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 6 - STOCKHOLDERS' EQUITY (continued)

     The fair value of each option grant was determined using the Black-Scholes model. The weighted average fair value of options and warrants granted during 1999 and 1998 was $1.12 and $1.10, respectively. The following weighted average assumptions were used to perform the calculations: expected life of 7 years; interest rate of 6%; volatility of 125%; and no dividend yield. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.


NOTE 7 - BUSINESS SEGMENTS

     The Company's products are divided into two product groups: Surgical Specialty Products and Electrotherapy DME Products. The Company's reportable product group segments are strategic business units that offer different ranges of products. Surgical Specialty Products consist of microsurgical hand held instruments and accessories, critical care hospital disposable products and oral maxillofacial implant plating systems. Electrotherapy DME Products consist of transcutaneous electrical nerve stimulators, electrodes and related accessories.

     Information by product group segment is set forth below for the year ended February 28,:

                                                1999         1998
                                             ----------   ----------
           Net sales:
               Surgical Specialty Products   $  954,000   $1,027,000
               Electrotherapy DME Products    1,030,000    1,245,000
                                             ----------   ----------

                                             $1,984,000   $2,272,000
                                             ==========   ==========

           Gross profit:
               Surgical Specialty Products   $  545,000   $  671,000
               Electrotherapy DME Products      411,000      535,000
                                             ----------   ----------

                                             $  956,000   $1,206,000
                                             ==========   ==========

     Due to the shared and integrated resources in personnel and facilities for the two product group segments, information on assets, operating expenses and income from operations is not identifiable for each of the two business segments.


NOTE 8 - COMMITMENTS

     The Company leases equipment and facilities under operating lease agreements. Rental expense was $145,000 and $160,000 for the years ended February 28, 1999 and 1998, respectively. The following is a schedule of future minimum lease payments under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year:

          Year ending February 28,
          ------------------------

                 2000                          $  119,000
                 2001                             118,000
                 2002                              73,000

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company has entered into several transactions with Mr. Reiner for the issuance of shares of common stock or the granting of options to purchase shares of common stock. As of February 28, 1999, Mr. Reiner has been granted options to purchase 747,002 shares of common stock. These options have been granted both from the Plan and from outside the Plan.

     Mr. Reiner has also been granted 952,986 shares of common stock for providing the Reiner Line and for guaranteeing certain debt obligations of the Company. The Company and Mr. Reiner entered into an escrow agreement whereby the issuance of the 952,986 shares is contingent upon the Company meeting certain performance goals prior to May 2004. The Company has not satisfied these conditions. Mr. Reiner has voting authority over these shares and these shares are considered outstanding as of February 28, 1999, although for purposes of calculating the net loss per share, these shares are excluded.

     Prior to 1998, Mr. Reiner had entered into several note agreements with the Company. Under the terms of these agreements, Mr. Reiner was obligated to pay the Company $569,000. During 1998, Mr. Reiner made repayments in the amount of $21,000. The Company agreed to forgive the amounts owed under the notes if the performance criteria contained in the escrow agreement are achieved prior to May 2004. The Company does not consider collection of the notes to be probable and recorded a charge to operations of $548,000 during the year ended February 28, 1998.

     In total, at February 28, 1999, Mr. Reiner directly holds 52,059 shares of common stock, has options or warrants to purchase 747,002 shares of common stock at prices ranging from $0.59 to $13.50 per share and has voting authority over 1,015,462 shares of common stock. Mr. Reiner also is the trustee over voting trusts for 692,500 shares of common stock issuable upon the exercise of outstanding warrants.

     Under the terms of an employment agreement, Mr. Reiner's daughter, an employee of the Company, was granted options to purchase 150,000 shares of common stock in March 1998. These options vest over three years and are exercisable at $0.75 per share.


NOTE 10 - EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions for the years ended February 28, 1999 and 1998.

                           Sparta Surgical Corporation

                           February 28, 1999 and 1998



NOTE 11 - LITIGATION

     In May 1998, the Company settled an action stemming from a 1992 acquisition. As settlement, the Company issued warrants to purchase 75,000 shares of Common Stock at $0.75 per share and 35,000 shares of Common Stock.

     In June 1998, a judicial ruling released the Company from any financial obligations in connection with the termination of a lease of the Company's former facilities in New Jersey. As a result of this judicial ruling, the Company eliminated its accrual for the lease termination, which was approximately $304,000.

     In January 1999, the Company settled a dispute with a former employee. As settlement, the Company agreed to pay $90,000 to the former employee, $40,000 of which was paid as of February 28, 1999, and the remainder of which is included in accounts payable.


NOTE 12 - SUBSEQUENT EVENTS

     In March 1999, the Company signed a consulting agreement with a financial advisor, which provides for the advisor to receive warrants to purchase 300,000 shares of common stock at $0.95 per share.

     During the period from March 1999 through May 1999, the Company raised $350,000 of financing from various individual investors. These individual loans range from $25,000 to $75,000, with interest rates ranging from 7% to 12%. The proceeds from these loans are designated to be used primarily for working capital and legal and accounting expenses related to the various acquisitions that the Company has targeted. In accordance with the terms of the loans, the principal is to be repaid by the Company at the earlier of six months from the date of issuance of the loans or the closing of a $25 million second public offering.

     In March 1999, the Company entered into a non-binding letter of intent to acquire all of the outstanding common stock of a company that provides home care medical equipment, respiratory and related supplies. Also in March 1999, the Company entered into a non-binding letter of intent to purchase substantially all of the assets of a company that manufactures and markets intra-oral camera imaging system equipment for the dental industry.

     In May 1999, the Company entered into a binding asset purchase agreement to acquire substantially all of the assets and business operations of Western Medical Services, Inc., a provider of home health care staffing. The acquisition, which is subject to certain conditions, is anticipated to be completed during the second quarter of the fiscal year ended February 28, 2000. The purchase price is $4.5 million and consists of two installment notes payable of $1,250,000 and $3,250,000, with a 7% annual interest rate.

     In June 1999, the Company completed an agreement to purchase all of the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen"), a privately held company that manufactures and markets electrosurgical devices and accessories. The purchase provides for the Company to issue 400,000 shares of common stock in exchange for all of the outstanding shares of Olsen's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The following table sets forth certain information regarding the Company's executive officers and directors for the fiscal year ended February 28, 1999:

            Name                   Age                      Office
            ----                   ---                      ------

     Thomas F. Reiner              53        Chairman of the Board of Directors,
                                             Chief Executive Officer, President,
                                             Treasurer, and Director

     Joseph Barbrie                45        Vice President of Sales

     H. Dale Biggs                 68        Controller, Chief Financial Officer
                                             (Principal Accounting Officer)

     Michael Y. Granger            43        Director

     Allan J. Korn                 56        Director

     Joel Flig                     46        Director

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has an audit committee composed of Messrs. Granger, Korn and Flig. Messrs. Granger, Korn and Flig receive $750 each per meeting for attending the Board of Directors' meetings and are reimbursed for out-of-pocket expenses. On April 20, 1998, H. Dale Biggs, the Company's former Controller/CFO retired and the Company has retained, on a temporary basis, a Consultant to perform Controllership duties.

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

     Michael Y. Granger, a director of the Company since June 1991, has been President of Ark Capital Management, Inc., an independent management consulting firm since April 1991. From March 1990 to April 1991, he was Vice President and

Portfolio Manager for LINC Capital Management, a large independent health-care financial services company, where his responsibilities included providing financing for private health-care companies. Prior to joining LINC, Mr. Granger was an Investment Manager with Xerox Venture Capital, a $100 million early-stage venture capital fund, where he was responsible for identifying, selecting and managing investments in high technology companies. Earlier, he was a principal at CIGNA Venture Capital, Inc., an investment subsidiary of CIGNA Investments, where he was responsible for managing a $160 million private equity investment program. Mr. Granger's operating experience includes management positions at AT&T. Mr. Granger earned his Bachelor of Science degree in Electrical Engineering from the University of Massachusetts at Amherst and M.B.A. degree in Finance and General Management from Dartmouth College's Amos Tuck School of Business. Mr. Granger has been a venture capital professional since 1985.

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

     Joel Flig, a director of the Company since March 1998, has been President and CEO since November 1987 of Financial Solutions Group, Inc., an investment banking company, specializing in the placement of senior debt to middle market companies on a national basis. From 1981, he held the position of First Vice President for Union Chelsea National Bank. From June 1977, he held the position of Assistant Treasurer for Republic National Bank. Mr. Flig earned a Bachelors of Business Administration from Bernard Baruch College of the City of New York and an M.B.A. degree in Finance from St. John's University.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table sets forth the compensation for services rendered to the Company in all capacities awarded to, earned by, or paid to the Chief Executive Officer and the Company's other executive officers who received compensation of more than $100,000 in the fiscal year ended February 28, 1999 and for each of the two fiscal years ended February 28, 1999.


                                     Summary Compensation Table

                                              Annual Compensation            Long-Term
                                              -------------------           Compensation
                                                              Other Annual    Awards        All Other
Name and Principal Position        Year    Salary      Bonus  Compensation    Options     Compensation
---------------------------        ----    ------      -----  ------------    -------     ------------

Thomas F. Reiner                   1999   $169,254(1)   $ 0    $      0      312,502(3)    $  --  (4)
     Chairman, Chief Executive     1998    275,581(1)   $ 0    $  7,543(2)   447,000(3)    $  --  (4)
     Officer, Treasurer, Director
Joseph Barbrie                     1999     78,790      $ 0           0       40,000(5)         0
     Vice President of Sales       1998    104,050      $ 0           0       40,000(5)         0

Wm. Samuel Veazey (5)              1999     20,971      $ 0           0            0            0
     Vice President of Finance     1998    102,711      $ 0           0       40,000(5)         0
     and Administration

----------

(1)  Includes  salaries  and  an  automobile  and  insurance  allowance.  See "-
     Employment Agreements."

(2)  Represents an unpaid vacation accrual in Fiscal 1998.

(3) Includes options to purchase an aggregate of 759,502 shares at prices ranging from $.59 to $13.50 per share exercisable through various dates until July 26, 2005. See Item 12 "Certain Relationships and Related
     Transactions."

                                       20

(4) Excludes 952,986 shares of Common Stock contingently issuable to Mr. Reiner pursuant to a Stock Escrow Agreement upon the Company achieving certain goals or the occurrence of certain events prior to May 2004.

(5) In December 1995, in connection with the sale of the medical product line, the Company issued options to Messrs. Barbrie and Veazey to purchase 8,334 shares each at $2.40 per share at any time until December 4, 2003. In June 1997, in connection with a restructuring plan involving a Company wide reduction in salaries, the Company issued options to Messrs. Barbrie and Veazey to purchase 40,000 shares at $1.25 per share at any time until June 5, 2004.

Option Grants in Last Fiscal Year

     The following table provides information on option grants during the year ended February 28, 1999 to the named executive officers:

                                Individual Grants

                            % of Total Options
                                Granted to
                   Options     Employees in
        Name       Granted      Fiscal Year     Exercise Price  Expiration Date
        ----       -------      -----------     --------------  ---------------
 Thomas F. Reiner  100,000         38.5%             $1.47       July 26, 2005


Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at February 28, 1999. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended February 28, 1999.

                              Number of                Value of Unexercised
                         Unexercised Options           In-The-Money Options
                         at Fiscal Year End           at Fiscal Year End (1)
       Name         Exercisable    Unexercisable   Exercisable    Unexercisable
       ----         -----------    -------------   -----------    -------------
 Thomas F. Reiner     797,000          133,335     $1,344,425        $      0
 Joseph Barbrie        30,418           20,000          2,500           2,500

(1) The closing price of the Common Stock on February 28, 1999 as reported by NASDAQ was $1.62.

Employment Agreements

     On April 8, 1996, the Company entered into an Employment Agreement through February 28, 2003 ("Agreement") with Mr. Reiner replacing the April 22, 1994, and as subsequently amended, employment agreement which replaced the September 29, 1993 employment agreement. The Agreement provides for a base salary of $239,500 per year, (with annual increases based upon the greater of 4% or the Producer Price Index for Surgical and Medical Instruments and Apparatus published by the U.S. Department of Labor), 50% of the Management Bonus, $500,000 whole life and $1,000,000 term life insurance policies to be owned by Mr. Reiner, an automobile allowance and significant termination payments to Mr. Reiner in the event the Agreement is canceled for any reason other than cause, and references existing stock options to purchase up to 50,000 shares of the Company's Common Stock at $13.50 per share of which options to purchase 33,334 shares were granted and options to purchase an additional 16,667 shares were granted but may not be exercised unless the Company reports income from operations of at least $1,000,000 for any fiscal year through February 28, 2004. Mr. Reiner is also to receive annual cash bonuses based upon the Company reaching certain annual levels of income from operations which excludes Depreciation and Acquisition charges during the term of the Agreement as follows:

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

     On April 8, 1996, the Company amended the Management Bonus Plan providing for pooled bonuses of 8% of the Company's pre-tax net income to be shared among the Company's management for the fiscal years through February 28, 2003. On February 23, 1998, the Company amended Mr. Reiner's April 8, 1996 Employment Agreement, whereby, Mr. Reiner agreed to reduce his base salary from $239,500 per year to $175,000 and to cancel his right to an automatic three (3) year extension under such agreement. On February 23, 1998,in consideration of Mr. Reiner agreeing to amend his Agreement and provide the Company with a Working Capital Facility, the Company canceled Mr. Reiner's indebtedness under the Debt Repayment Agreement dated April 1997 in the approximate amount of $548,000. On May 8, 1998, the Company entered into an Agreement Regarding Indebtedness, whereby, the Company and Mr. Reiner agreed to reinstate the debt in the approximate amount of $548,000 providing that Mr. Reiner shall be relieved of any obligation to repay any of the Indebtedness contingent upon the Company achieving certain goals or the occurrence of certain events prior to May 2004. On July 17, 1998, the Company amended Mr. Reiner's Employment Agreement. Mr. Reiner agreed to a temporary reduction of his base salary from $175,000 to $125,000 per year and Mr. Reiner further agreed to continue to lending sums to the Company to cover its working capital needs. As a consideration, the Company agreed to provide additional incentives for Mr. Reiner to continue his performance , to increase the sales and increase levels of the company and the share price of the Common Stock by adopting an Option and Bonus Performance Plan pursuant to which Mr. Reiner's salary would be increased upon the Company's reaching certain levels of annual net sales, and provide for the extension of Mr. Reiner's existing Employment Agreement for a period of seven (7) years from the date hereof, in the event the Company has net sales for any fiscal year in excess of $10,000,000. See Item 12 "Certain Relationships and Related Transactions."

Stock Option Plan and Stock Option Grants

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

     Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of the Company become available once again for issuance. As of June 9, 1998, options to purchase 162,252 shares have been granted under the Plan. A total of 162,252 options are currently exercisable, and no options have been exercised.

     In March 1997, in consideration for Mr. Reiner personally guaranteeing an aggregate of $540,000 in Company debt owed to Halstead and J & C Resources, the Company issued to Mr. Reiner options to purchase 90,000 shares of its Common Stock at $1.98 per share through March 2004. See Item 12 "Certain Relationships and Related Transactions."

     In June 1997, in connection with the Company's implementation of a restructuring plan involving a reduction of personnel, a Company wide reduction in salaries, and an overall cost containment program, the Company issued to Mr. Reiner options to purchase 15,000 shares of its Common Stock at $1.38 per share and to Messrs. Barbrie, Veazey, Granger and Korn options to purchase 20,000, 20,000, 10,000, and 10,000 shares, respectively, at $1.25 per share all until June 5, 2004.

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

     On January 15, 1998, in consideration for Mr. Reiner's efforts in successfully negotiating long-term non-cancelable contracts having an aggregate value of approximately $1,723,000, the Company issued to Mr. Reiner options to purchase 95,000 shares of its Common Stock at $.59 per share at any time until January 15, 2005.

     On July 27, 1998, Mr. Reiner's provided assistance respecting certain of the Company's cash flow problems. Mr. Reiner accepted a temporary reduction in cash payment of his salary and reduced his Employment Agreement by $50,000 per annum and it may continue until such time as cash flow of the Company improve and/or Mr. Reiner elects to terminate such arrangement. As a consideration for Mr. Reiner reducing his salary, the Company issued to Mr. Reiner options to purchase 100,000 shares of the Common Stock at $1.47 per share at any time until July 26, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information concerning stock ownership of the Company's $.002 par value Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director, by all individuals named in the "Summary Compensation Table" of "Item 10. Executive Compensation" section and by all directors and officers as a group, as of June 5, 1999. Excluding Charles C. Johnston and Affiliates, none of the named individuals or any other executive officers own any shares of 1992 Preferred Stock or Series A Preferred Stock nor does any person own beneficially 5% or more of the outstanding shares of 1992 or Series A Preferred Stock. For purposes of determining the percentage ownership of the individuals and group listed in the table, the 1992 Preferred Stock and the Common Stock have been treated as one class, since both classes are entitled to vote share for share on all matters on which the Common Stock is entitled to vote. The Series A Preferred Stock has not been included as it is non-voting.

     The Company knows of no arrangements that will result in a change in control at a date subsequent hereto. Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of the Company at 7068 Koll Center Parkway, Suite 425, Pleasanton, California 94566. The table reflects all shares of Common Stock which each individual has the right to acquire within 60 days from the date hereof upon exercise of options, warrants, rights or other conversion privileges or similar obligations.

                                                   Number          Percent
                                                of Shares of     of Class of
                                                   Common          Common
    Name                                         Stock Owned     Stock Owned
    ----                                         -----------     -----------
    Thomas F. Reiner (1)                          2,704,964          56.9%
    Joseph Barbrie (2)                               50,418           2.6%
    Joel Flig (3)                                    10,000           0.4%
    Michael Y. Granger (4)                           13,334           0.7%
    Allan J. Korn (4)                                12,501           0.7%
    Charles C. Johnston and Affiliates (5)        1,432,289           6.7%
    All officers and directors as a group
      (five persons) (6)                          2,791,217          61.3%


(1)Includes shares and (i) 759,502 shares issuable upon exercise of options at prices ranging from $.59 to $13.50 per share through various dates until January 15, 2005; (ii) certain shares and options to purchase shares for which Mr. Reiner acts as trustee under a voting trust agreement; (iii) 652,917 shares and options to purchase shares currently owned by Mr. Reiner's daughter; (iv) 952,986 shares contingently issuable to Mr. Reiner pursuant to a Stock Escrow Agreement dated May 8, 1998 which provides Mr. Reiner with full voting rights until their release; and (v) 250,000 shares of common stock issuable upon exercising of options at $1.10 per share at any time until March 9, 2006. See
Item 12 "Certain Relationships and Related Transactions."

(2) Includes 2,084 shares issuable upon exercise of options at $13.50 per share until February 14, 2004; 8,334 shares issuable upon exercise of options at $2.40 per share until December 4, 2003; and 40,000 shares issuable upon exercise of options at $1.25 per share until June 5, 2004.

(3) Includes 10,000 shares of common stock issuable upon exercise of options to Messr. Flig.

(4) Includes 1,667 and 834 shares of Common Stock issuable upon exercise of options to Messrs. Granger and Korn, respectively, at $13.50 per share at any time until February 14, 2004 and 1,667 shares of Common Stock each issuable upon exercise of options at $2.40 per share until December 4, 2003 and 10,000 shares issuable to each of Messrs. Granger and Korn upon exercise of options at $1.25 per share until June 4, 2005.

(5) Includes shares and warrants owned by Mr. Johnston or by companies controlled by Mr. Johnston which entitle them to purchase up to 6,667 shares at $12.60 per share at any time until August 18, 1999, 8,334 shares at $2.25 per share at any time until January 4, 1999, 20,834 shares at $3.00 per share at any time until July 18, 1999, and 16,667 shares at $.60 per share at any time until March 17, 2001, 39,938 Preferred shares, (or converted as 179,721 common shares) and 150,000 shares at $0.75 at any time until August 3, 2001.

(6) Includes an aggregate of 2,791,217 shares of Common Stock issuable upon exercise of currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Management is of the opinion that each transaction described below between the Company and its officers, directors or stockholders was on terms at least as fair to the Company as had the transaction been concluded with an unaffiliated party, except for the loans advanced by the Company to an officer which does not bear interest and are subject to an Agreement Regarding Indebtedness. All material transactions between the Company and its officers, directors or principal stockholders are subject to approval by a majority of the Company's directors not having an interest in the transaction. There are currently three outside directors. Mr. Reiner is the Company's Chairman, Chief Executive Officer and President.

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

     Prior to 1998, Mr. Reiner had entered into several note agreements with the Company. Under the terms of these agreements, as of February 28, 1997, Mr. Reiner was obligated to pay the Company $569,000. In April 1997, the Company entered into a Debt Repayment Agreement with Mr. Reiner. The amounts owed by Mr. Reiner were to be repaid at varying amounts through April 2004. The repayments were made by deducting the amounts from Mr. Reiner's payroll checks. In addition, all amounts owed by Mr. Reiner were extended to April 2004, no interest was charged on the notes owed by Mr. Reiner and the Company was required to reimburse Mr. Reiner for certain income tax related considerations. During Fiscal 1998, Mr. Reiner made repayments in the amount of $21,000. On February 23, 1998, in consideration of Mr. Reiner agreeing to reduce his salary to $175,000 per year, cancel his right to an automatic extension under his Employment Agreement, and provide the Company with a Working Capital Facility, the Company canceled his indebtedness to the Company. On May 8, 1998 the Company entered into an Agreement Regarding Indebtedness, pursuant to which the Company and Mr. Reiner agreed to reinstate the debt in the approximate amount of $548,000 providing that Mr. Reiner shall be relieved of any obligation to repay any of the indebtedness upon the occurrence of any of the following conditions;
(i) any change in control for the Company; (ii) the termination of Mr. Reiner's employment with the Company by either party for any reason; (iii) the Company becoming insolvent or filing for bankruptcy; (iv) the Company's net sales exceeding $2.5 million during any fiscal year through May 2004; or (v) options and bonus performance.

     On March 19, 1997, the Company repaid $575,000 against the amount of $740,000 in principal and accrued interest owing under the $600,000 promissory note issued to Halstead. This amount was required to be paid by the Company upon the Company's negotiated settlement with Tecnol, the settlement resulted in Tecnol paying the Company $575,000. On that same date, the Company issued Halstead a promissory note in the principal amount of $165,000 bearing 12% interest per annum due December 1997. The $165,000 promissory note represents the remaining principal amount owed of $25,000 plus the $140,000 in accrued interest under the $600,000 note. Subsequently, Halstead converted the debt into Series AA Preferred Stock.

     On March 20, 1997, the Company borrowed $375,000 from J & C Resources, Inc. ("J & C Resources"), a company controlled by Mr. Johnston evidenced by a promissory note bearing 15% interest per annum due in March 1999. The promissory note is personally guaranteed by Mr. Reiner. In connection with the financing, the Company issued J & C Resources 50,000 shares of Common Stock and a warrant to purchase up to 16,667 shares of its Common Stock exercisable at $.60 per share at any time until March 17, 2001. The Company also entered into a two year consulting agreement with J&C Resources in which the Company is required to pay J & C Resources $50,000 per year for consulting services. Subsequently, J & C Resources converted the debt into Series AA Preferred Stock.

     In March 1997, in consideration for Mr. Reiner personally guaranteeing an aggregate of $540,000 in Company debt owed to Halstead and J & C Resources, the Company issued to Mr. Reiner options to purchase 90,000 shares of its Common Stock at $1.98 per share through March 2004.

     On May 31, 1997, Mr. Reiner, provided the Company with a Working Capital Credit Facility of up to $200,000 (which was subsequently amended to up to $500,000), bearing 12% interest per annum. The advances made under the Working Capital Credit Facility are due the earlier of (i) thirty (30) calendar days including accrued interest; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) at the option of Mr. Reiner, with five (5) day notice to the Company. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 75% of the average closing bid prices as reported on NASDAQ for the five (5) trading days preceding the conversion date.

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

     On January 15, 1998, in consideration for Mr. Reiner's efforts in successfully negotiating long-term non-cancelable contracts having an aggregate value of approximately $1,723,000, the Company issued to Mr. Reiner options to purchase 95,000 shares of its Common Stock at $.59 per share at any time until January 15, 2005.

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

     On May 8, 1998, the Company and Mr. Reiner entered into a Stock Escrow Agreement pursuant to which an aggregate of 952,986 shares of Common Stock previously issued to Mr. Reiner between July 25, 1997 and April 9, 1998 were canceled and re-issued subject to the conditions on the Stock Escrow Agreement. The Stock Escrow Agreement provides for the escrowed shares to be released and assigned to the Company for cancellation unless they are released to Mr. Reiner upon the occurrence of an earlier condition of release. Following are the shares to be released upon the conditions being met by May 2004; (i) 35% of the escrowed shares in the event that the Company has net sales in excess of $2.4 million during any fiscal year; (ii) 70% of the escrowed shares in the event that the Company has net sales in excess of $2.6 million during any fiscal year;
(iii) 100% of the escrowed shares in the event that the Company has net sales in excess of $2.75 million during any fiscal year; (iv) 50% of the escrowed shares in the event that the Company has net income from operations in excess of $200,000 during any fiscal year; (v) 100% of the escrowed shares in the event that the Company has net income from operations in excess of $300,000 during any fiscal year; (vi) 100% of the escrowed shares in the event that there is any change in control for the Company; (vii) 100% of the escrowed shares in the event that Mr. Reiner's employment with the Company is terminated by either party for any reason; or (viii) 100% of the escrowed shares in the event that the Company becomes insolvent or files for bankruptcy.

     On June 11, 1998, subject to the terms and conditions of May 31, 1997 Working Capital Credit Facility ("WCCF"), Mr. Reiner agreed to increase the WCCF up to $500,000 and on June 3, 1999, Mr. Reiner increased the credit facility to $750,000. As of June 9, 1999, the amount due to Mr. Reiner under the WCCF was approximately $509,000.

     On July 30, 1998, J & C Resources ("J & C") agreed to convert the amount of indebtedness owing to it from the company in the amount of $751,300 into shares of common stock, $0.02 par value, at a conversion price of $0.75 per share. The conversion resulted in J & C being issued 1,001,733 shares of the Company's common stock.

     On February 12, 1999, CCJ Trust ("CCJ") agreed to convert the amount of indebtedness owing to it from the Company in the amount of $159,750 (which consists of principal and accrued interest) into 39,938 shares of Series AA
Preferred Stock. The Series AA Preferred Stock yields a 7% per annum non-cumulative dividend payable semi-annually in the form of additional shares of common stock, $0.02 par value, or cash at the Company's option. The Series AA Preferred Stock features redemption and conversion rights during the two year period following the increase of shares.

     On March 8, 1999, the Company signed a non-binding letter of intent to purchase all of the outstanding common stock of a company which provides home care medical equipment, respiratory and related supplies. Based in Stockton, California, the home medical equipment company is privately held which for its most recent fiscal year ended October 31, 1998, recorded net sales of approximately $31 million. The letter of intent provides for a purchase price of approximately $24 million consisting of cash, note and stock and also calls for Sparta to issue earn-out shares to the principals on meeting certain net sales and EBITDA goals. The non-binding letter of intent is subject to several conditions, including approval by Sparta's Board of Directors, the determination by Sparta, satisfactory results of its due diligence investigation of the business and assets, and completion of financing.

     On March 4, 1999, the Company signed a non-binding letter of intent to purchase all or substantially all of the assets of ICS of North America, Inc. The letter of intent provides for a combination of cash, note and stocks in the approximate amount of $5,000,000. The Closing of the acquisition is subject to several conditions including approval by Sparta's Board of Directors, the determination by Sparta that the results of its due diligence investigation of ICS's business are satisfactory and Sparta's financing. ICS recorded $5.0 million in revenue sales in 1998. ICS manufactures and markets a full line of intra-oral camera imaging system equipment for the dental market.

     On March 10, 1999, in connection with the acquisition of Western Medical Services, Inc. and locating a company substantially higher in levels of sales ($50 million), the Company has issued Mr. Reiner options to purchase 250,000 shares of its common stock at $1.10 per share until March 9, 2006 and a cash bonus of $75,000 in the event the Company completes its acquisition of Western Medical Services, Inc. On May 15, 1999, Sparta Western Medical, Inc., a wholly subsidiary of Sparta Surgical Corporation, signed a binding Asset Purchase Agreement to acquire substantially all of the tangible assets, goodwill and business operations of Western Medical Services, Inc., a home health care staffing provider for its most recent fiscal year ended 1998 recorded revenues in excess of $50 million. Subject to certain conditions, the Company anticipates the transaction will be completed in the beginning of the second quarter of the fiscal year ending August 30, 1999. The purchase price is $4.5 million, which consists of (i) $3,250,000, payable under an installment note at an interest rate of 7% per annum, (ii) $1,250,000 payable in the form of a 3 year note.

     On June 8, 1999, the Company purchased all of the outstanding common stock of Olsen Electrosurgical, Inc., a privately held company that manufactures and markets electrosurgical devices and accessories. The agreement provides for Sparta to issue four hundred thousand (400,000) shares of common stock $0.02 par value in exchange for all of the Olsen's outstanding shares of common stock.

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

(8)  Incorporated by reference to the Registrant's Form 8-K dated July 25, 1997.

(9)  Incorporated  by reference to the  Registrant's  Form 8-K dated  October 9,
     1997.

(10) Incorporated by reference to the Registrant's Form 8-K dated February 25, 1998.

b.   Reports on Form 8-K:

     The Registrant filed a Form 8-K dated July 30, 1998 whereby J & C Resources agreed to convert certain indebtedness owing to it from the Company's into common stock.

     The Registrant filed a Form 8-K agreed to covert certain indebtedness owing to it from the Company into Series AA Preferred Stock which features registration and conversion rights following the issuance of shares.

     The Registrant filed a Form 8-K regarding the execution of a Definitive Agreement (subject to certain conditions) to acquire substantially all of the assets of Western Medical Services, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, California, on June 9, 1999.



                                              SPARTA SURGICAL CORPORATION


                                              By: /s/ Thomas F. Reiner
                                                  --------------------
                                                  Thomas F. Reiner
                                                  Chairman of the Board
                                                  President & CEO

     Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                      Title                          Date
         ---------                      -----                          ----



/s/ Thomas F. Reiner               Chairman of the                  June 9, 1999
------------------------------     Board of Directors,
Thomas F. Reiner                   Chief Executive Officer,
                                   President, Treasurer,
                                   (Principal Executive/Finance
                                   and Accounting Officer),
                                   and Director


/s/ Joseph Barbrie                 Vice President of                June 9, 1999
------------------------------     Sales
Joseph Barbrie




/s/ Michael Y. Granger             Director                         June 9, 1999
------------------------------
Michael Y. Granger



/s/ Allan J. Korn                  Director                         June 9, 1999
------------------------------
Allan J. Korn




/s/ Joel Flig                      Director                         June 9, 1999
------------------------------
Joel Flig