Form 10QSB
period 1999-05-31
SPARTA SURGICAL CORP
filed 1999-07-14
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 1-11047

                           SPARTA SURGICAL CORPORATION
                           ---------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                             22-2870438
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                              Bernal Corporate Park
           7068 Koll Center Parkway, Suite 425, Pleasanton, CA 94566
           ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (925) 417-8812
                                 --------------
                           (Issuer's telephone number)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

     As of July 9, 1999, 3,302673 shares of Common Stock, 89,983 shares of Redeemable Convertible Preferred Stock, 28,068 shares of Series A Convertible Redeemable Preferred Stock and 39,938 shares of Series AA Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information

     Item 1. Financial Statements

             Consolidated Balance
             Sheet as of May 31, 1999                                        1

             Consolidated Statements of
             Operations for the three months
             ended May 31, 1999 and 1998                                     2

             Consolidated Statements of
             Cash Flows for the three months
             ended May 31, 1999 and 1998                                     3

             Notes to Financial Statements                                   4

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                     5 - 7

Part II. Other Information and Signatures                                  8 - 9



                           SPARTA SURGICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
Cash and Cash Equivalents
Accounts Receivable - Net of Allowance                                       1,000
     for doubtful accounts of $34,000                                      229,000
Inventories                                                              2,016,000
Other                                                                       57,000
                                                                       -----------

     Total Current Assets                                                2,303,000
                                                                       -----------

Property and Equipment, at cost:
Equipment                                                                  419,000
Other                                                                       20,000
                                                                       -----------

                                                                           439,000
Less Accumulated Depreciation                                             (315,000)

     Net Property and Equipment                                            124,000
                                                                       -----------

Other Assets:
Intangible Assets                                                          478,000
Other                                                                      183,000
                                                                       -----------

     Total Other Assets                                                    661,000
                                                                       -----------

     Total Assets                                                      $ 3,088,000
                                                                       ===========

                      LIABILITIES AND STOCHOLDERS' EQUITY

Current Liabilities
Current Portion of Long Term Obligations                               $   571,000
Accounts Payable - Trade                                                   432,000
Accrued Expenses                                                           149,000
                                                                       -----------

     Total Current Liabilities                                           1,152,000
                                                                       -----------

Revolving Credit Facility and Long Term Obligations                      1,777,000

Stockholders' Equity
Preferred Stock: $4.00 par value, 2,000,000 shares authorized;
     1992 Non-Cumulative Convertible Redeemable Preferred Stock:
     165,000 Shares Authorized, 89,983 Shares Issued and Outstanding       360,000
     Series A Cumulative Convertible Preferred Stock:
     30,000 Shares Authorized, 28,068 Shares Issued and Outstanding        112,000
     Series AA Cumulative Convertible Redeemable Preferred Stock:
     875,000 Shares Authorized, 39,938 Shares Issued and Outstanding       160,000
Common Stock: $0.002 par value, 8,000,000 Shares Authorized,
     2,902,673 Shares Issued and Outstanding                                 4,000
Additional Paid in Capital                                               9,395,000
Accumulated Deficit                                                     (9,878,000)
                                                                       -----------

     Total Stockholders' Equity                                            159,000
                                                                       -----------

     Total Liabilities and Stockholder's Equity                        $ 3,088,000
                                                                       ===========



        The accompanying notes are an integral part of these statements.

                                       1

                                    SPARTA SURGICAL CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                                             Three Months Ended
                                                                                   May 31,
                                                                         --------------------------
                                                                             1999           1998
                                                                             ----           ----

Net sales                                                                $   399,000    $   719,000
Cost of sales                                                                185,000        385,000
                                                                         -----------    -----------

      Gross profit                                                           214,000        334,000



Selling, general and administrative expenses                                 147,000        192,000
Depreciation and amortization expenses                                        59,000         67,000
                                                                         -----------    -----------
      Income from Operations                                                   8,000         75,000
                                                                         -----------    -----------

Other income (expense):
   Interest and Other Income                                                    --          206,000
   Interest Expense                                                          (86,000)       (93,000)
                                                                         -----------    -----------

      Total other income (expense)                                           (86,000)       113,000
                                                                         -----------    -----------


      Income Before Provision for Income Taxes                               (78,000)       188,000



   Provision for Income Taxes                                                   --             --
                                                                         -----------    -----------

   Net Income (Loss)                                                     $   (78,000)   $   188,000
                                                                         ===========    ===========


Preferred Stock Dividends                                                     (2,000)        (4,000)
                                                                         -----------    -----------

   Net Income Applicable
      to Common Stockholders Income (Loss)                                   (80,000)       184,000
                                                                         ===========    ===========

   Shares Used to Calculate Basic Net Income (Loss) Per Common Share     $ 1,937,958    $   861,499
                                                                         ===========    ===========

   Basic Net Income (Loss) Per Common Share                              $     (0.04)   $      0.21
                                                                         ===========    ===========

   Shares Used to Calculate Diluted Net Income (Loss) Per Common Share   $ 1,937,958    $ 1,471,708
                                                                         ===========    ===========

   Diluted Net Income (Loss) Per Common Share                            $     (0.04)   $      0.13
                                                                         ===========    ===========


                 The accompanying notes are an integral part of these statements.

                                                2


                                  SPARTA SURGICAL CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                            Three Months Ended
                                                                                  May 31,
                                                                           ---------------------
                                                                             1999        1998
                                                                             ----        ----

Cash flows from operating activities:
   Net income (Loss)                                                        (78,000)   $ 188,000
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Depreciation and amortization                                         59,000       67,000
       Settlement related to disposal of product line                          --       (206,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                                (67,000)    (192,000)
         Inventories                                                         10,000       54,000
         Other assets                                                       (91,000)     (24,000)
         Accounts payable and accrued expenses                             (127,000)      26,000
                                                                          ---------    ---------
            Net cash used in operating activities                          (294,000)     (87,000)

Cash flows from investing activities:
   Capital expenditures                                                      (2,000)      (5,000)
                                                                          ---------    ---------
            Net cash used in investing activities                            (2,000)      (5,000)
                                                                          ---------    ---------
Cash flows from financing activities:
   Proceeds from borrowings                                                 706,000      676,000
   Principal payments on long-term obligations                             (410,000)    (584,000)
                                                                          ---------    ---------

            Net cash provided by financing activities                       296,000       92,000
                                                                          ---------    ---------

            Net change in cash and cash equivalents                            --           --
                                                                          ---------    ---------

            Cash and cash equivalents at beginning of the period              1,000        1,000
                                                                          ---------    ---------

            Cash and cash equivalents at end of the period                $   1,000    $   1,000
                                                                          =========    =========

Supplemental disclosure of cash flow information:
-------------------------------------------------
   Cash paid during the year for:
     Interest                                                             $  67,000    $  66,000
     Income taxes                                                              --           --

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------
   Dividends payable on Series A convertible redeemable preferred stock   $   2,000    $   4,000




               The accompanying notes are an integral part of these statements.

                                              3

                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of the Company as of May 31, 1999 and for the three months ended May 31, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended February 28, 1999 previously filed with the Securities and Exchange Commission.

2. Effective March 1, 1999, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income that modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results.

     Comprehensive income (loss) for the three months ended May 31, 1999 and 1998, representing all changes in Stockholder' equity during the period other than changes resulting from the Company's stock, was $(78,000) and $188,000, respectively.

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


                                                        Three Months Ended May 31,
                                                        --------------------------
                                                            1999           1998
                                                            ----           ----
Numerator
  Net income (loss) applicable to common stockholders   $   (80,000)   $   184,000

Interest expense on convertible debt                           --            6,000
                                                        -----------    -----------

Net income (loss) used in computing diluted
  income (loss) per common share                        $   (80,000)   $   190,000
                                                        ===========    ===========

Denominator
Weighted average common shares outstanding
  during the period                                       2,890,944      1,814,485
Less: shares subject to escrow agreement                   (952,986)      (952,986)
                                                        -----------    -----------
Shares used in computing basic income (loss)
  per common share                                        1,937,958        861,499

Dilutive effect of conversion of preferred stock               --           63,984
                                                        -----------    -----------
Dilutive effect of options and warrants using
  the treasury stock method                                    --          176,892
                                                        -----------    -----------
Dilutive effect of convertible debt using the
  if-converted method                                          --          369,333
                                                        -----------    -----------

Shares used in computing diluted income
  (loss) per common share                                 1,937,958      1,471,708
                                                        ===========    ===========



4.   BUSINESS SEGMENTS

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

     Information by product group segment is set forth below for the three months ended May 31:

                                                 1999       1998
                                                 ----       ----
             Net sales:
                 Surgical Specialty Products   $206,000   $301,000
                 Electrotherapy DME Products    193,000    418,000
                                               --------   --------

                                               $399,000   $719,000
                                               ========   ========

             Gross profit:
                 Surgical Specialty Products   $142,000   $182,000
                 Electrotherapy DME Products     72,000    152,000
                                               --------   --------

                                               $214,000   $334,000
                                               ========   ========


     Due to the shared and integrated resources in personnel and facilities for the two product group segments, information on assets, operating expenses and income from operations is not identifiable for each of the two business segments.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended May 31, 1999
as Compared to Three months ended May 31, 1998

     Net sales for the three months ended May 31, 1999 ("First Quarter Fiscal 2000") were $399,000, a 45% decrease from net sales of $719,000 for the three months ended May 31, 1998 ("First Quarter Fiscal 1999"). The net sales decrease during the First Quarter Fiscal 2000 as compared to the First Quarter Fiscal 1999 is the result of a decrease of $225,000 or 54% in electrotherapy product sales from $418,000 to $193,000 coupled with a decrease of $95,000 or 32% in surgical product sales from $301,000 to $206,000. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion of standing purchase orders in the approximate amount of $650,000 from various OEM accounts. In April 1999, the Company received a standing purchase order of approximately $140,000 from one of its OEM accounts. The further loss of any of the Company's OEM account could have a material adverse effect on the Company's business, operating results and financial condition. The decrease in surgical sales is primarily attributed to the reduction in the number of the Company's independent manufacturing sales representatives, and the decision by the Company not to attend various trade shows as a result of the lack of working capital. During the First Quarter Fiscal 2000, the Company was awarded a three year contract for surgical products from a large national hospital buying group.

     The Company  intends to continue to  concentrate  its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business. In that regard, on June 8, 1999, the Company completed an agreement to purchase all of the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen"), a privately held company founded in 1885. Olsen designs, develops, manufactures and markets electrosurgical devices and accessories. For the fiscal year ending December 31, 1998, Olsen recorded approximately $2.4 million in net sales. Under the agreement, Sparta issued four hundred thousand (400,000) shares of the Company's common stock, $0.002 par value in exchange for all of the outstanding shares of Olsen's common stock.

     Gross profit was $214,000 or 46% of net sales for the First Quarter Fiscal 2000 as compared to $334,000 or 54% of net sales for the First Quarter Fiscal 1999. The decrease in gross profit percentage is primarily due to the electrotherapy products generates lower gross profits and certain price concessions were made in the surgical product line with the Company's distributors.

     Selling, general and administrative ("SG&A") expenses for the First Quarter Fiscal 2000 were $147,000, a 23% decrease from SG&A expenses of $192,000 for the First Quarter Fiscal 1999. The decrease in SG&A expenses for the First Quarter Fiscal 2000 as compared to the First Quarter Fiscal 1999 is primarily due to the continuing reduction of personnel, salaries, and the containment of operating costs. Depreciation and amortization expenses for the First Quarter Fiscal 2000 and 1999 were $59,000 and $67,000 respectively.

     Net loss for the First Quarter Fiscal 2000 was $78,000, a decrease of $266,000 from a net income of $188,000 for the First Quarter Fiscal 1999. The net loss for the First Quarter Fiscal 2000 as compared to net income in the First Quarter Fiscal 1999 is primarily due to lower sales and gross profit which was the result of the completion of various OEM standing purchase orders in the approximate amount of $650,000 during Fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has experienced losses from operations and has suffered from a deficiency in available working capital. In Fiscal 1999, the Company substantially improved its operating performance, principally as a result of significant reductions in operating expenses. However, revenues from existing product lines have not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of an investment advisor to pursue capital through such private equity or debt offering. Management intends to continue to pursue viable acquisition candidates and currently has three non-binding letters of intent with target companies, in addition to the acquisition agreement with Olsen Electrosurgical, Inc. signed in June 1999. Management believes its actions will be sufficient to fund operations, however, there can be no assurance that the Company will be able to complete planned debt or equity offerings or targeted acquisitions.

     At February 28, 1999, the Company had approximately $7,530,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire from 2007 to 2019.
Additionally, the Company has approximately $1,680,000 of state net operating loss carryforwards for tax reporting purposes which will expire through 2004.

     The Company's working capital at May 31, 1999 was $1,151,000 as compared to $1,313,000 at February 28, 1999. The Company's working capital position decreased by $162,000 as the result of bridge financing costs.

     Mr. Reiner, provided the Company with a Working Capital Credit Facility of up to $750,000, bearing 12% interest per annum. The advances made under the Working Capital Credit Facility and any accrued and unpaid interest are due the earlier of (i) July 2000; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) upon default at the option of Mr. Reiner, with five (5) day notice to the Company. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 100% of the average closing bid prices as reported on NASDAQ for the five(5) trading days preceding the conversion date. As of July 7, 1999, the amount due to Mr. Reiner under the Working Capital Credit Facility was approximately $503,000.

     On July 25, 1997, NationsCredit Commercial Funding Division of NationsCredit Commercial Corporation, A NationsBank Company ("NationsCredit") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The company agreed to pay NationsCredit interest on the average outstanding principal amount of the Loan at a per annum rate of prime (7.75% at May 31, 1999) plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of July 7, 1999, the outstanding balance on the Loan was $1,315,000 and approximately $20,000 in credit was available. The Loan is being used to provide working capital for current operations.

     During the period from March 1999 through July 9, 1999, the Company raised $550,000 of financing from various individual investors. These individual loans range from $25,000 to $200,000, with interest ranging from 7% to 12%. The proceeds from these loans are designated to be used primarily for working capital, legal and accounting expenses related to the various acquisitions that the Company has targeted including the completion of the recent acquisition of Olsen Electrosurgical, Inc. In accordance with the terms of the loans, the principal is to be repaid by the Company at the earlier of ranging from two months to six months from the date of issuance of the loans or the closing of a $25 million secondary public offering. In addition, as a consideration for the loans made by the individual investors, the Company also will be required to issue certain number of shares of the Company's common stock. In addition, in connection with the financing, in March 1999, the Company signed a consulting agreement with a financial advisor and as a result the Company issued warrants to purchase 300,000 shares of the Company's common stock at $0.95 per share until March 8, 2002. In addition, the financial advisor also receives a finder's fee.

     In March 1999, the Company entered into a non-binding letter of intent to purchase substantially all of the assets of a company that manufactures and markets intra-oral camera imaging system equipment for the dental industry. In May 1999, the Company entered into a non-binding asset purchase agreement to acquire substantially all of the assets and business operations of Western Medical Services, Inc., a provider of home health care staffing.

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

Part II. Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibit No.

          27   Financial Data Schedule.

     b.   Reports on Form 8-K

     The Registrant filed a Form 8-K dated June 23, 1999 which reported that it has acquired, in exchange for 400,000 shares of the Registrant's common stock, all of the outstanding common stock of Olsen Electrosurgical, Inc., a research and developer, manufacturer, marketer and distributor of reusable and disposable electrosurgical instruments and accessories for use in cutting tissues and cauterization during surgical procedures. For its most recent fiscal year ended December 31, 1998, Olsen recorded net sales of approximately $2.4 million and employs 20 full-time employees.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Sparta Surgical Corporation



/s/ Thomas F. Reiner
--------------------
Thomas F. Reiner
Chairman of the Board
President & CEO and
Acting CFO



July 15, 1999