Form 10QSB
period 1999-08-31
SPARTA SURGICAL CORP
filed 1999-10-15
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

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


                                  Olsen Centre
                   2100 Meridian Park Blvd., Concord, CA 94520
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (925) 825-8151
                                 --------------
                           (Issuer's telephone number)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

     As of August 31, 1999, 3,660,860 shares of Common Stock, 89,983 shares of Redeemable Convertible Preferred Stock, 28,068 shares of Series A Convertible Redeemable Preferred Stock and 39,938 shares of Series AA Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

          Item 1. Financial Statements

                  Consolidated Balance                                    3
                  Sheet as of August 31, 1999

                  Consolidated Statements                                 4
                  of Operations for the three months and six months ended August 31, 1999 and 1998

                  Consolidated Statements                                 5
                  of Cash Flows for the six months
                  ended August 31, 1999 and 1998

                  Notes to Consolidated Financial Statements            6 - 7

          Item 2. Management's Discussion and                           7 - 11
                  Analysis of Financial Condition
                  and Results of Operations

Part II.  Other Information and Signatures                             12 - 13


                               SPARTA SURGICAL CORPORATION
                                CONSOLIDATED BALANCE SHEET
                                     August 31, 1999
                                       (Unaudited)

                                          ASSETS
                                                                                 August 31
                                                                                    1999
                                                                                    ----
Current Assets:
       Cash and cash equivalents                                                      1,000
       Accounts receivable - net of allowance
              for doubtful accounts of $42,000                                      513,000
       Inventories                                                                2,303,000
       Other                                                                         52,000
                                                                                -----------

              Total current assets                                                2,869,000

Property and equipment, at cost:
       Equipment                                                                  1,118,000
       Other                                                                         20,000
                                                                                -----------
                                                                                  1,138,000
       Less accumulated depreciation                                               (280,000)
                                                                                -----------

              Net property and equipment                                            858,000

Other assets:
       Intangible assets                                                            890,000
       Other                                                                        114,000
                                                                                -----------
              Total other assets                                                  1,004,000
                                                                                -----------

              Total assets                                                        4,731,000
                                                                                ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Current portion of long term obligations                                     638,000
       Account payable - trade                                                      753,000
       Accrued expenses                                                             249,000
                                                                                -----------
              Total current liabilites                                            1,640,000

Revolving Credit Facility and Long-Term Obligations                               1,916,000

Stockholders' Equity:
       Preferred stock: $4.00 par value, 2,000,000 shares authorized;
              1992 Non-Cumulative Convertible Redeemable Preferred Stock:
              165,000 shares authorized, 89,983 shares issued and outstanding       360,000
              Series A Cumulative Convertible Preferred Stock:
              30,000 shares authorized, 28,068 shares issued and outstanding        112,000
              Series AA Cumulative Convertible Redeemable Preferred Stock:
              875,000 shares authorized, 39,938 shares issued and outstanding       160,000
              Common Stock:  $0.002 par value, 8,000,000 shares authorized,
              3,660,860 shares issued and outstanding                                 5,000
       Additional paid in capital                                                10,373,000
       Accumulated deficit                                                       (9,835,000)
                                                                                -----------
                    Total stockholder's equity                                    1,175,000
                                                                                -----------

                    Total liabilities and stockholder's equity                    4,731,000
                                                                                ===========



             The accompaning notes are an integral part of these statements.

                                            3

                                                 SPARTA SURGICAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                                           Three Months Ended            Six Months Ended
                                                                                August 31,                   August 31,
                                                                      --------------------------    --------------------------
                                                                           1999          1998           1999           1998
                                                                           ----          ----           ----           ----

Net Sales                                                             $   965,000    $   583,000    $ 1,364,000    $ 1,302,000

Cost of Sales                                                             308,000        312,000        493,000        697,000
                                                                      -----------    -----------    -----------    -----------

        Gross Profit                                                      657,000        271,000        871,000        605,000

Selling, general and administrative expenses                              463,000        208,000        610,000        378,000
Depreciation and amortization expenses                                     55,000         44,000        114,000        133,000
                                                                      -----------    -----------    -----------    -----------

        Income from operations                                            139,000         19,000        147,000         94,000

Other income (expense):
  Interest and other income                                                12,000         98,000         12,000        304,000
  Interest expense                                                        (98,000)       (99,000)      (184,000)      (192,000)
                                                                      -----------    -----------    -----------    -----------

        Total other income (expense)                                      (86,000)        (1,000)      (172,000)       112,000
                                                                      -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                            53,000         18,000        (25,000)       206,000

Provision for income taxes                                                      0              0              0              0
                                                                      -----------    -----------    -----------    -----------

Net income (loss)                                                          53,000         18,000        (25,000)       206,000
                                                                      ===========    ===========    ===========    ===========


Preferred stock dividends                                                  (4,000)       (17,000)       (15,000)       (21,000)
                                                                      -----------    -----------    -----------    -----------

Net income/(loss) applicable to common stockholders                        49,000          1,000        (40,000)       185,000
                                                                      ===========    ===========    ===========    ===========


Shares used to calculate basic net income (loss) per common share       2,474,835      1,390,233      2,206,351      1,125,852
                                                                      ===========    ===========    ===========    ===========

Basic net income (loss) per common share                              $      0.02    $      0.00    ($     0.02)   $      0.16
                                                                      ===========    ===========    ===========    ===========

Shares used to calculate diluted net income (loss) per common share     4,040,409      1,844,533      2,206,351      1,598,266
                                                                      ===========    ===========    ===========    ===========

Diluted net income (loss) per common share                            $      0.02    $      0.01    ($     0.02)   $      0.14
                                                                      ===========    ===========    ===========    ===========



                               The accompanying notes are an integral part of these statements.

                                                             4


                                        SPARTA SURGICAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                                    Six Months Ended
                                                                                        August 31,
                                                                                -------------------------
                                                                                   1999           1998
                                                                                   ----           ----

Cash flows from operating activities
     Net income (loss)                                                         ($   25,000)   $   206,000
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization                                          114,000        133,000
            Reduction of accrued liabilites                                           --         (275,000)
            Gain on lease settlement                                               (12,000)          --
            Changes in operating assets and liabilities
                Accounts receivable                                               (204,000)       (49,000)
                Inventories                                                         12,000        125,000
                Other assets                                                        65,000        (59,000)
                Accounts payable and accrued expenses                             (310,000)      (379,000)
                                                                               -----------    -----------
                   Net cash used in operating activities                          (360,000)      (298,000)

Cash flows from investing activities:
     Capital expenditures                                                          (57,000)          --
     Increase in intangible assets                                                 (99,000)       (11,000)
                                                                               -----------    -----------
                   Net cash used in investing activities                          (156,000)       (11,000)

Cash flows from financing activities:
     Proceeds from borrowings                                                    1,451,000      1,523,000
     Principal payments on long-term obligations                                (1,060,000)    (1,214,000)
     Proceeds from issuance of common stock                                        125,000           --
                                                                               -----------    -----------
                   Net cash provided by financing activities                       516,000        309,000
                                                                               -----------    -----------

                   Net change in cash and cash equivalents                            --             --

                   Cash and cash equivalents at beginning of the period              1,000          1,000
                                                                               -----------    -----------

                   Cash and cash equivalents at end of the period                    1,000          1,000
                                                                               ===========    ===========

Supplemental disclosure of cash flow information:
-------------------------------------------------
     Cash paid during the year for:
        Interest                                                               $   214,000    $   166,000
        Income taxes                                                                  --             --

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------
     Conversion of debt into common stock                                      $      --      $   751,000
     Dividends payable on Series A convertible redeemable preferred stock           14,000         17,000
     Stock dividends paid on Series A convertible redeemable preferred stock        15,000         21,000
     Issuance of common stock in acquisition of subsidiary                         800,000           --


                     The accompanying notes are an integral part of these statements.

                                                    5

                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of the Company as of August 31, 1999 and for the three and six months ended August 31, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999, previously filed with the Securities and Exchange Commission.

2. Effective March 1, 1999, the Company adopted the provisions of Statement No. 130, "Reporting Comprehensive Income" that modifies the financial statement presentation of comprehensive income and its components. Adoption of this Statement had no effect on the Company's financial position or operating results.

     Comprehensive income (loss) for the six months ended August 31, 1999 and 1998, representing all changes in stockholders' equity during the period other than changes resulting from transactions in the Company's stock, was $(40,000) and $185,000, respectively.

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


                                                  Three Months Ended August 31,  Six Months Ended August 31,
                                                  -----------------------------  ---------------------------
                                                      1999            1998           1999           1998
                                                      ----            ----           ----           ----
Numerator
  Net income (loss)                                $    53,000    $    18,000    ($   25,000)   $   206,000
  Preferred stock dividends                             (4,000)       (17,000)       (15,000)       (21,000)
                                                   -----------    -----------    -----------    -----------

  Net income (loss) used in computing income
  (loss) per common share                               49,000          1,000        (40,000)   $   185,000
                                                   -----------    -----------    -----------    -----------

  Preferred stock dividends                              4,000         17,000           --           21,000

  Interest expense on convertible debt                  15,000          9,000           --           14,000
                                                   -----------    -----------    -----------    -----------

  Net income (loss) used in computing diluted
  income (loss) per common share                   $    68,000    $    27,000    ($   40,000)   $   220,000
                                                   ===========    ===========    ===========    ===========

Denominator
  Weighted average common shares
  outstanding during the period                      2,474,835      1,390,233      2,206,351      1,125,852
                                                   -----------    -----------    -----------    -----------

Shares used in computing basic income
  (loss) per common share                            2,474,835      1,390,233      2,206,351      1,125,852

Dilutive effect of conversion of preferred stock       233,074         63,979           --           63,979
Dilutive effect of options and warrants using
  the treasury stock method                            602,812        157,821           --          175,935
Dilutive effect of convertible debt using the
  if-converted method                                  729,688        232,500           --          232,500
                                                   -----------    -----------    -----------    -----------
Shares used in computing diluted income
  (loss) per common share                            4,040,409      1,844,533      2,206,351      1,598,266
                                                   ===========    ===========    ===========    ===========

                                       6

4.   BUSINESS SEGMENTS

     The Company's products are divided into two product groups: Surgical Devices and Durable Medical Equipment and Supplies. The Company's reportable product group segments are strategic business units that offer different ranges of products. Surgical devices include electrosurgical instruments and related supplies, ophthalmic and ENT/Plastics surgical instruments and specialty disposables used in a wide range of surgical procedures in hospitals, physicians' offices, outpatient surgery and emergency room settings. Durable Medical Equipment and supplies includes pain management devices and accessories used in home healthcare for physical therapy and rehabilitation procedures.

     Information by product group segment is set forth below for the six months ended August 31:

                                                    1999             1998
                                                    ----             ----
     Net Sales:
         Surgical Devices                        $1,035,000      $  515,000
         Durable Medical Equipment
           and Supplies                             329,000         787,000
                                                 ----------      ----------

                                                 $1,364,000      $1,302,000
                                                 ==========      ==========
     Gross Profit:
         Surgical Devices                        $  712,000      $  312,000
         Durable Medical Equipment
           and Supplies                             159,000         293,000
                                                 ----------      ----------

                                                 $  871,000      $  605,000
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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended August 31, 1999
as Compared to three months ended August 31, 1998

     Net sales for the three months ended August 31, 1999 ("Second Quarter Fiscal 2000") were $965,000, a 65.5% increase from net sales of $583,000 for the three months ended August 31, 1998 ("Second Quarter Fiscal 1999"). The net sales increase of $382,000 is primarily attributed to the Company's recent acquisition of Olsen Electrosurgical, Inc. and the receipt of various national group purchasing organization contracts from the Company's Strategic Alliance Marketing Agreement.

Six months ended August 31, 1999
as Compared to Six months ended August 31, 1998

     Net sales for the six months ended August 31, 1999 ("Six Months Fiscal 2000") were $1,364,000, a 4.8% increase from net sales of $1,302,000 for the six months ended August 31, 1998 ("Six Months Fiscal 1999"). The net sales increase of $62,000 during the Six Months Fiscal 2000 as compared to the Six Months Fiscal 1999 is the result of an increase in Surgical Devices sales. The increase in sales for the surgical device can be primarily attributed to the recent acquisition of Olsen Electrosurgical, Inc. and receipt of various national group purchasing organization contracts from the Company's Strategic Alliance Marketing Agreement.

     Gross profit was $871,000 or 64% of net sales for the Six Months Fiscal 2000 as compared to $605,000 or 47.0% of net sales for the Six Months Fiscal 1999. The increase in gross profit percentage is primarily due to the higher margins generated from the increased sales volume in the Surgical Device product lines and the reduced sales volume of the Durable Medical Equipment and supplies product line which generated lower gross profit margins during the Six Months Fiscal 2000 as compared to the Six Months Fiscal 1999.

     Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 2000 were $610,000, a 61.4% increase from SG&A expenses of $378,000 for the Six Months Fiscal 1999. The increase in SG&A expenses for the Six Months Fiscal 2000 as compared to the Six Months Fiscal 1999 is primarily due to the additional operating expenses resulting from the acquisition of Olsen
Electrosurgical, Inc. ("Olsen"), consulting fees to the former Olsen shareholders in connection with the acquisition of Olsen, expenses related to the Sparta's Pleasanton lease termination, legal, accounting, and due diligence fees related to the termination of the non-binding letter of intent to acquire Western Medical Services, Inc., debt and equity financing costs and finder's fee associated with the raising of $325,000 working capital.

     Net income for the Second Quarter Fiscal 2000 was $53,000, an increase of $35,000 from net income of $18,000 for the Second Quarter Fiscal 1999. The net income increase for the Second Quarter Fiscal 2000 is primarily due to the increase in sales and gross profits from the acquisition of Olsen and receipt of various national group purchasing organizations ("GPO") contracts from our Strategic Alliance Marketing Agreement. During the Second Quarter Fiscal 2000, the Company incurred certain non-recurring expenses in the approximate amount of $135,000. The non-recurring expenses were incurred in connection with the termination of the acquisition of Western Medical Services, Inc. including legal and accounting fees, due diligence costs, consulting fees to the former Olsen shareholder in connection with the Olsen acquisition, expenses in connection with Sparta's lease termination and consolidating headquarters, debt and equity financing and finder's fees in connection with the raising of $325,000 working capital.


LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has experienced losses from operations and has suffered from a deficiency in available working capital. In Fiscal 1999, the Company substantially improved its operating performance, principally as a result of significant reductions in operating expenses. However, revenues from existing product lines have not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of an investment advisor to pursue capital through such private equity or debt offering. Management intends to continue to pursue viable acquisition candidates. Management believes its actions will be sufficient to fund operations, however, there can be no assurance that the Company will be able to complete planned debt or equity offerings or targeted acquisitions.

     At February 28, 1999, the Company had approximately $7,530,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire from 2007 to 2019.
Additionally, the Company has approximately $1,680,000 of state net operating loss carryforwards for tax reporting purposes which will expire through 2004.

     The Company's working capital at August 31, 1999 was $1,229,000 as compared to $1,313,000 at February 28, 1999. The Company's working capital position decreased by $84,000 due to the short term debt obtained in order to complete the recent acquisition of Olsen.

     Mr. Reiner provided the Company with a Working Capital Line of Credit Facility ("WCLCF") of up to $500,000, bearing 12% interest per annum. On June 13, 1999, the Company requested Mr. Reiner to increase the Working Capital Line of Credit Facility from $500,000 to $750,000 and to further extend the terms of such line through June 2000, due to the recent acquisition of Olsen Electrosurgical, Inc. The advances made under the Working Capital Credit Facility and any accrued and unpaid interest are due at the earlier of (i) July 2000; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) upon default at the option of Mr. Reiner, with five (5) day notice to the Company. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 100% of the average closing bid prices as reported on NASDAQ for the five (5) trading days preceding the conversion date. As of August 31, 1999, the amount due, including accrued interest, to Mr. Reiner under the Working Capital Credit Facility was approximately $467,000. In June 1999, Mr. Reiner agreed to increase the Company's WCLCF from $500,000 to $750,000 due to the working capital needs as a result of the Company's acquisition of Olsen Electrosurgical, Inc. on June 8, 1999. For the consideration, Mr. Reiner was issued 300,000 shares of the Company's Common Stock, par value $0.002, with such shares to be held in escrow and released to the Company upon full payment of the principal and accrued interest and in the event the principal and interest is not repaid at the end of the forth year, then, at the option of Mr. Reiner, the shares shall be released to him.

     On July 25, 1997, Bank of America (B of A) provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay B of A interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Loan is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of October 7, 1999, the outstanding balance on the Loan was $1,190,000 and approximately $126,000 in credit was available. The Loan is being used to provide working capital for current operations.

     On August 11, 1999, a private investor purchased from the Company 100,000 shares of the Company's restricted Common Stock, par value $0.002, at a price of $1.25 per share. On September 2, 1999, Spags Investment Group, Inc. and its affiliates ("Spags") agreed to make a bridge loan in the principal sum of $485,000, due on March 2, 2002, together with interest in the unpaid principal balance outstanding at the rate of 7% per annum; interest is computed monthly and shall be payable in arrears in full on March 2, 2000. At the same time, Sparta repaid its outstanding Note dated July 9, 1999 due to Spags, in the amount of $200,000. In consideration for the $485,000 bridge loan made by Spags and its affiliates, the Company agreed to issue 342,000 shares of Common Stock to Spags and a finder's fee of 28,500 shares of Common Stock to Spag's affiliate Royce Walker & Co., LTD. In addition, under the terms of the bridge loan, Spags also has an irrevocable option to purchase an additional 965,000 shares of the Company's common shares at a price of $1.00 per share, exercisable on the following terms, (i) 465,000 shares at $1.00 per shares ten (10) days from the submission of the Company's 10QSB filing for the period ended August 31, 1999, and (ii) 500,000 shares at a price of $1.00 per share, within ten (10) days from the submission of any of the Company's QSB filing and submission of due diligence material for any targeted acquisition by the Company.

     During the period from March 1999 through July 9, 1999, the Company raised $550,000 of debt financing from various individual investors. The individual loans range from $25,000 to $200,000, with interest ranging from 7% to 12%. The net proceeds from these loans were designated primarily for working capital, legal and accounting expenses related to various acquisition candidates that the Company targeted which included the recent acquisition of Olsen Electrosurgical, Inc. In accordance with the terms of the loans, the principal is to be repaid by the Company at the earlier of ranging from two (2) months to six (6) months from the date of the Notes and the repayment of the principal amounts was subsequently amended no earlier than March 1, 2000, or the closing of $25.0 million secondary public stock offering. In addition, as a consideration for the loans made by the individual investors, the Company will be required to issue certain number of shares of the Company's Common Stock. In addition, in connection with this financing, the Company retained a financial consultant and the Company paid certain finder's fee and also issued warrants to purchase 300,000 shares of the Company's Common Stock at $0.95 per share until September 16, 2002 and warrants to purchase 100,000 shares of the Company's Common Stock at $1.75 per share until September 16, 2002 with piggyback registration rights.

     The Company is registered with the FDA as a medical device establishment. The Company's office and distribution facilities in California are subject to various state and local regulations such as zoning requirements, health and fire codes and the like. All of the Company's products must be approved, registered and/or licensed by the FDA and other domestic and foreign regulatory authorities. These authorities also regulate labeling, advertising and other forms of product claims. Subject to completion of internal quality documentation, on August 1999, Sparta Olsen, the Company's wholly owned subsidiary, was approved for ISO 9001 and EN 46001 Quality System Certification (International).

     Under the Federal Food, Drug and Cosmetic Act, the Company is required to file with the FDA a new device description and obtain FDA approval for any new medical device which the Company proposes to manufacture and market. The procedure for obtaining such approval differs depending upon the uniqueness of the device, with devices similar to those marketed prior to 1976 being eligible for expedited approval and those devices which represent significant departures from devices on the market in 1976 requiring pre-marketing approval. The devices are also subject to inspection by the FDA after approval, with devices that are potentially life-threatening being subject to more stringent standards. The FDA has established manufacturing and sterilization standards for medical devices known as "Good Manufacturing Practices" which require the Company's distribution facility and its suppliers to be registered annually and subject to regular inspections by the FDA. The Company follows Occupational Safety and Health Administration (OSHA) guidelines as mandated by state and federal regulations. The Company provides training for all employees to ensure that all aspects of the manufacturing process are performed in an environmentally safe manner.

     On June 8, 1999, the Company acquired Olsen Electrosurgical, Inc. ("Olsen"), and subsequently, Mr. Reiner was asked to personally guarantee certain obligations, including certain lease contracts for computers, telephones and for an unsecured working capital line of credit with Wells Fargo Bank. Mr. Reiner agreed to provide his guarantee on behalf of Olsen. For providing guarantee for the Olsen's obligations and as the guarantee is beneficial to the Company's shareholders and overall business and operations, on September 2, 1999, Mr. Reiner was issued 250,000 shares of the Company's Common Stock, par value $0.002, which shares are to be held in escrow until the Company obligations are fully paid in one year, or unless extended, at the option of Mr. Reiner, the shares shall be released to him after one year.

     On June 8, 1999, the Company acquired all of the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen") and subsequently, the Company's Chairman of the Board, President and CEO, Thomas F. Reiner was asked to personally guarantee certain obligations, including certain lease contracts for computers and telephone, and a $125,000 unsecured working capital line of credit with Wells Fargo Bank. Mr. Reiner agreed to provide his personal guarantee on behalf of the Company, even though he was not required to do so. For providing such guarantee, as the guarantee is beneficial to the Company's shareholder and overall business and operations, on September 1999, Mr. Reiner was issued 550,000 shares of the Company's Common Stock, par value $0.002, which such shares are to be held in escrow until the Company obligations are fully paid in one year, or unless extended at the option of Mr. Reiner, the shares shall be released to him after one year.

     In May 1999, the Company entered into a non-binding asset purchase agreement (subject to completion of financing and due diligence) to acquire substantially all of the assets and business operations of Western Medical Services, Inc., a provider of home health care staffing. On August 12, 1999, the Company terminated its non-binding letter of intent with Western Medical Services, Inc.

     The Company may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which the Company has encountered with previous acquisitions. Future acquisitions by the Company may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. In addition, the failure to finalize and close the acquisition could result in additional extending expenses to the operation of the business. These factors could have a material adverse effect on the

Company's business, operating results and financial condition. Although applicable government regulations vary in their provisions, they are stringent and continuing. The cost of compliance with these regulations is difficult to determine, but such cost is and will continue to be a significant expense for the Company. The Company believes that it has obtained all applicable government and regulatory approvals for its existing products, facilities and processes and expects that all of its current license will be renewed on a regular basis. There can be no assurance that the Company will continue to be in compliance with all current regulations or that it will be able to comply with all future regulations.

     The Company sells its products under a variety of trademarks, some of which the Company has registered in the United States and various foreign countries. The Company currently holds two patents granted by the United States Patent Office relating to its Durable Medical Equipment and Accessories which was obtained through the acquisition of Medical Design, Inc. Notwithstanding the trademarks and patents held by the Company, there can be no assurance that competitors will not develop similar trademark outside the Company's trademark protection or functionally similar products outside the Company's patent protection. There also can be no assurance that any patents issued to or licensed by others, that others will not obtain patents that the Company will need to license or design around, that the Company's patents will not inadvertently infringe upon the patents of others, or that others will not use the Company's patents upon expiration of such patents. There can be no assurance that existing or future patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. Therefore, the scope or enforceability of claims allowed in the patents on which the Company will rely cannot be predicted with any certainty.

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

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The Company's future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and marketing capabilities. In order to continue its current level of operations, it will be necessary for the Company to obtain additional working capital, from either debt or equity sources. Our principal capital requirements have been to fund working capital needs to support internal growth for acquisitions and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management attempts to control inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell inventory to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable expenses in the event any of our major customers encounters financial difficulties. Although we monitor the creditworthiness of our customers, we cannot assume that we will not incur some collection loss on customer accounts receivable or loss in customer base in the future. If the Company is unable to obtain such additional working capital, it may be necessary for the Company to restructure its operations to reduce its ongoing expenditures.

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

Part II. Other Information
--------------------------


Item 1. Legal Proceedings
-------------------------

          None.

Item 2. Changes in Securities.
------------------------------

          None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

          None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

          None.

Item 5. Other Information
-------------------------

          None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     A.   Exhibit No.

          27   Financial Data Schedule.

     B.   Reports on Form 8-K

     The Registrant filed a Form 8-K dated September 3, 1999 which reported that on September 2, 1999, the Company borrowed $485,000 from Spags Investment Group, N.V. and its affiliate, Coridal, N.V. Under the terms of the Note, the principal sum of $485,000 is due on March 2, 2000 together with interest on the unpaid principal balance outstanding until paid in full at the rate of seven percent (7%) per annum. At the same time, the Registrant paid in full its $200,000 Note dated July 7, 1999. In consideration of Spags making a $485,000 loan, the Registrant issued 342,000 shares of the Common Stock, par value $0.002. In connection with this transaction, 28,500 shares of the Company's Common Stock, par value $0.002 and certain finder's fee was paid to Royce Walker, LLC, and to the Registrant's Consultant.

     The Registrant filed a Form 8-K dated July 19, 1999. The Registrant borrowed $200,000 from Spags, N.V. for working capital. The Note bears interest at a rate of seven percent (7%) per annum, and shall become due and payable on September 3, 1999. In consideration of Spags making the $200,000 loan, the Registrant issued 260,000 restricted shares of the Company's common stock, par value $0.002 to Spags and its affiliate. On September 2, 1999, the Registrant paid its Note in full.

     The Registrant filed a Form 8-K dated June 23, 1999, which reported that it has acquired in exchange for 400,000 shares of the Company's Common Stock, par value $0.002, all of the outstanding Common Stock of Olsen
     Electrosurgical Instruments, Inc ("Olsen"). Olsen researches, develops, manufactures and markets reusable and disposable electrosurgical instruments and accessories for use in cutting tissues and cauterization during general surgical procedures. For its most recent fiscal year ended December 31, 1998, Olsen recorded net sales of approximately $2.4 million and employs 25 full-time employees.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Sparta Surgical Corporation



/s/ Thomas F. Reiner
--------------------
Thomas F. Reiner
Chairman of the Board
President & CEO




October 12, 1999