Form 10QSB
period 1999-11-30
SPARTA SURGICAL CORP
filed 2000-01-19
CIK 819981

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 1-11047

                           SPARTA SURGICAL CORPORATION
              (Exact name of small business issuer in its charter)

            Delaware                                             22-2870438
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                  Olsen Centre
                   2100 Meridian Park Blvd., Concord, CA 94520
                    (Address of principal executive offices)


                                 (925) 825-8151
                           (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___

     As of November 30, 1999, 5,651,619 shares of Common Stock, 82,783 shares of Redeemable Convertible Preferred Stock, 28,068 shares of Series A Convertible Redeemable Preferred Stock, and 39,938 shares of Series AA Convertible Redeemable Preferred Stock were outstanding.

================================================================================

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

Part I.    Financial Information

           Item 1.   Financial Statements

                     Consolidated Balance                                  3
                     Sheet as of November 30, 1999

                     Consolidated Statements                               4
                     of Operations for the three months and nine months ended November 30, 1999 and 1998

                     Consolidated Statements                               5
                     of Cash Flows for the nine months
                     ended November 30, 1999 and 1998

                     Notes to Consolidated Financial Statements          6 - 7

           Item 2.   Management's Discussion and                         7 - 12
                     Analysis of Financial Condition
                     and Results of Operations

Part II.   Other Information and Signatures                             12 - 15



                                SPARTA SURGICAL CORPORATION
                                CONSOLIDATED BALANCE SHEET
                                     November 30, 1999
                                        (Unaudited)


                                          ASSETS
Current Assets:

       Cash                                                                     $      5,000
       Accounts receivable - net                                                     430,000
       Inventories                                                                 2,414,000
       Other                                                                         100,000
                                                                                ------------

              Total Current Assets                                                 2,949,000

Property and Equipment, at cost:
       Equipment                                                                   1,148,000
       Other                                                                          38,000
                                                                                ------------
                                                                                   1,186,000
       Less Accumulated Depreciation                                                 309,000
                                                                                ------------

              Net Property and Equipment                                             877,000

Other Assets:
       Goodwill - net                                                                715,000
       Other intangible assets - net                                                 233,000
       Othe noncurrent assets                                                        123,000
                                                                                ------------

              Total Other Assets                                                   1,071,000
                                                                                ------------

              TOTAL ASSETS                                                      $  4,897,000
                                                                                ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

       Current Portion of Long Term Obligations                                 $  1,516,000
       Account Payable - Trade                                                       621,000
       Accrued Expenses                                                              417,000
                                                                                ------------

              Total Current Liabilites                                             2,554,000

Revolving Credit Facility and Long-Term Obligations                                1,687,000

Stockholders' Equity:
       Preferred stock: $4.00 par value, 2,000,000 shares authorized;
              1992 Non-Cumulative Convertible Redeemable Preferred Stock:
              165,000 shares authorized, 89,983 shares issued and outstanding        466,000
              Series A Cumulative Convertible Redeemable Preferred Stock:
              30,000 shares authorized, 28,068 shares issued and outstanding         112,000
              Series AA Cumulative Convertible Redeemable Preferred Stock:
              875,000 shares authorized, 39,938 shares issued and outstanding        160,000
       Common Stock: $0.002 par value, 8,000,000 shares authorized,
              5,601,619 shares issued and outstanding                                  5,000
       Additional Paid in Capital                                                 10,267,000
       Accumulated Deficit                                                       (10,354,000)
                                                                                ------------

                    Total Stockholders' Equity                                       656,000
                                                                                ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  4,897,000
                                                                                ============


                      See accompaning notes to financial statements.

                                            3


                                               SPARTA SURGICAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                                          Three Months Ended             Nine Months Ended
                                                                              November 30,                  November 30,
                                                                          -------------------           -------------------
                                                                          1999           1998           1999           1998
                                                                          ----           ----           ----           ----

Net Sales                                                             $   930,000    $   371,000    $ 2,294,000    $ 1,673,000

Cost of Sales                                                             451,000        181,000        944,000        878,000
                                                                      -----------    -----------    -----------    -----------

        Gross Profit                                                      479,000        190,000      1,350,000        795,000

Selling, general and administrative expenses                              616,000        200,000      1,218,000        572,000
Research and development expenses                                           9,000           --           16,000           --
Depreciation and amortization                                             103,000         61,000        217,000        200,000
                                                                      -----------    -----------    -----------    -----------

        Income (loss) from operations                                    (249,000)       (71,000)      (101,000)        23,000

Other income (expense):
  Interest and other income                                                     0              0         12,000        304,000
  Interest expense                                                       (157,000)       (66,000)      (341,000)      (258,000)
                                                                      -----------    -----------    -----------    -----------

        Total other income (expense)                                     (157,000)       (66,000)      (329,000)        46,000
                                                                      -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                          (406,000)      (137,000)      (430,000)        69,000

Provision for income taxes                                                      0              0              0              0
                                                                      -----------    -----------    -----------    -----------

Net income (loss)                                                        (406,000)      (137,000)      (430,000)        69,000
                                                                      ===========    ===========    ===========    ===========


Preferred stock dividends                                                  (4,000)        (4,000)       (25,000)       (25,000)
                                                                      -----------    -----------    -----------    -----------

Net income (loss) applicable to common stockholders                   $  (410,000)   $  (141,000)   $  (455,000)   $    44,000
                                                                      ===========    ===========    ===========    ===========


Shares used to calculate basic net income (loss) per common share       2,504,903      1,923,858      2,258,768      1,413,438
                                                                      ===========    ===========    ===========    ===========

Basic net income (loss) per common share                              ($     0.16)   ($     0.07)   ($     0.20)   $      0.03
                                                                      ===========    ===========    ===========    ===========

Shares used to calculate diluted net income (loss) per common share     2,504,903      1,923,858      2,258,768      1,638,509
                                                                      ===========    ===========    ===========    ===========

Diluted net income (loss) per common share                            ($     0.16)   ($     0.07)   ($     0.20)   $      0.03
                                                                      ===========    ===========    ===========    ===========



                                       See accompanying notes to financial statements.

                                                           4


                                            SPARTA SURGICAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                                    Nine Months Ended
                                                                                                       November 30,
                                                                                                   -------------------
                                                                                                   1999           1998
                                                                                                   ----           ----

Cash flows from operating activities
     Net income (loss)                                                                         $  (430,000)   $    69,000
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
            Depreciation and amortization                                                          217,000        200,000
            Gain on lease settlement                                                               (12,000)          --
            Reduction of accrued liabilites                                                           --         (304,000)
            Changes in operating assets and liabilities
                Accounts receivable                                                               (121,000)       (28,000)
                Inventories                                                                        (99,000)       108,000
                Other assets                                                                         8,000        (85,000)
                Accounts payable and accrued expenses                                             (370,000)      (345,000)
                                                                                               -----------    -----------
                   Net cash used in operating activities                                          (807,000)      (385,000)

Cash flows from investing activities:
     Capital expenditures                                                                         (102,000)        (9,000)
     Cash acquired in acquisition of subsidiary                                                     14,000           --
                                                                                               -----------    -----------
                   Net cash used in investing activities                                           (88,000)        (9,000)

Cash flows from financing activities:
     Proceeds from borrowings from revolving credit facility and other long-term obligations     3,038,000      1,918,000
     Principal payments on long-term obligations                                                (2,101,000)    (1,511,000)
     Proceeds from issuance of common stock                                                        125,000           --
     Debt issuance costs incurred                                                                 (163,000)       (13,000)
                                                                                               -----------    -----------
                   Net cash provided by financing activities                                       899,000        394,000
                                                                                               -----------    -----------

                   Net change in cash and cash equivalents                                           4,000              0

                   Cash and cash equivalents at beginning of the period                              1,000          1,000
                                                                                               -----------    -----------

                   Cash and cash equivalents at end of the period                              $     5,000    $     1,000
                                                                                               ===========    ===========

Supplemental disclosure of cash flow information:
-------------------------------------------------
     Cash paid during the year for:
        Interest                                                                               $   341,000    $   258,000
        Income taxes                                                                                  --             --

Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------
     Conversion of debt into common stock                                                      $      --      $   751,000
     Conversion of preferred stock into common stock                                                  --            8,000
     Stock dividends paid on Series A convertible redeemable preferred stock                        21,000         21,000
     Assets and liabilities acquired in purchase of subsidiary
        Cash                                                                                        14,000           --
        Accounts receivable                                                                        147,000           --
        Inventories                                                                                289,000           --
        Prepaid expenses                                                                            21,000           --
        Property and equipment                                                                      740000           --
        Accounts payable                                                                          (295,000)          --
        Accrued and other liabilities                                                             (390,000)          --
        Notes payable                                                                             (171,000)          --
        Common Stock Issued                                                                       (850,000)          --
                                                                                               -----------    -----------
        Goodwill                                                                                  (495,000)          --
                                                                                               ===========    ===========



                                  See accompanying notes to financial statements.

                                                       5

                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of the Company as of November 30, 1999 and for the three and nine months ended November 30, 1999 and 1998 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999, previously filed with the Securities and Exchange Commission.

2. Effective March 1, 1999, the Company adopted the provisions of Statement No. 130, "Reporting Comprehensive Income" that modifies the financial statement presentation of comprehensive income and its components. There were no additional components of comprehensive income as defined by this Statement, and as a result, the Company's total comprehensive income for the periods presented were equal to net income.

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



                                                             Three Months Ended             Nine Months Ended
                                                                 November 30,                  November 30,
                                                             -------------------            ------------------
                                                             1999           1998            1999          1998
                                                             ----           ----            ----          ----
Numerator
      Net income (loss)                                  ($  406,000)   ($  137,000)   ($  430,000)   $    69,000
      Preferred stock dividends                               (4,000)        (4,000)       (25,000)       (25,000)
                                                         -----------    -----------    -----------    -----------

      Net income (loss) used in computing basic income
      (loss) per common share                               (410,000)      (141,000)      (455,000)        44,000
                                                         -----------    -----------    -----------    -----------

      Preferred stock dividends                                 --             --             --             --

      Interest expense on convertible debt                      --             --             --             --
                                                         -----------    -----------    -----------    -----------

      Net income (loss) used in computing diluted
      income (loss) per common share                     ($  410,000)   ($  141,000)   ($  455,000)   $    44,000
                                                         ===========    ===========    ===========    ===========

Denominator
      Weighted average common shares
      outstanding during the period                        4,783,672      2,876,844      3,705,319      2,366,424
      Less: Shares placed in escrow                        2,278,769        952,986      1,446,551        952,986
                                                         -----------    -----------    -----------    -----------

Shares used in computing basic income
      (loss) per common share                              2,504,903      1,923,858      2,258,768      1,413,438

Dilutive effect of conversion of preferred stock                --             --             --             --
                                                         -----------    -----------    -----------    -----------
Dilutive effect of options and warrants using
      the treasury stock method                                 --             --             --          225,071
                                                         -----------    -----------    -----------    -----------
Dilutive effect of convertible debt using the
      if-converted method                                       --             --             --             --
                                                         -----------    -----------    -----------    -----------
Shares used in computing diluted income
      (loss) per common share                              2,504,903      1,923,858      2,258,768      1,638,509
                                                         ===========    ===========    ===========    ===========


                                        6

4.   BUSINESS SEGMENTS

     The Company's products are divided into two product groups:
Surgical/Medical Devices and Durable Medical Equipment ("DME") and Supplies. The Company's reportable product group segments are strategic business units that offer different ranges of products. Surgical/Medical Devices include electrosurgical instruments and related supplies, ophthalmic and ENT/Plastics surgical instruments and specialty disposables used in a wide range of surgical procedures in hospitals, physicians' offices, outpatient surgery and emergency room settings. Durable Medical Equipment and supplies includes pain management devices and accessories used in home healthcare for physical therapy and rehabilitation procedures.

     Information by product group segment is set forth below for the nine months ended November 30:

                                                          1999           1998
                                                       ----------     ----------
Net Sales:
    Surgical / Medical Devices                         $1,835,000     $  750,000
    Durable Medical Equipment and Supplies                459,000        923,000
                                                       ----------     ----------

                                                       $2,294,000     $1,673,000
                                                       ==========     ==========
Gross Profit:
    Surgical / Medical Devices                         $1,142,000     $  450,000
    Durable Medical Equipment and Supplies                208,000        345,000
                                                       ----------     ----------

                                                       $1,350,000     $  795,000
                                                       ==========     ==========

     Due to the shared and integrated resources in personnel and facilities for the two product group segments, information on assets, operating expenses and income from operations is not identifiable for each of the two business segments.

5. Certain reclassifications have been made to fiscal 1999 amounts and disclosures to conform to fiscal 2000 presentation.

6. On June 8, 1999, the Company completed an agreement to purchase the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen"), a privately held company founded in 1885. Olsen designs, develops, manufactures and markets electrosurgical devices and accessories. For the fiscal year ending December 31, 1998, Olsen recorded approximately $2.4 million in net sales. Under the agreement, Sparta issued four hundred thousand (400,000) shares of the Company's common stock, $0.002 par value in exchange for all of the outstanding shares of Olsen's common stock. In addition, the shareholders of Olsen entered into a five-year Non-Compete and Consulting Agreements valued at approximately $1.3 million.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Three months ended November 30, 1999
as compared to three months ended November 30, 1998

     Net sales for the three months ended November 30, 1999 ("Third Quarter Fiscal 2000") were $930,000, a 151% increase from net sales of $371,000 for the three months ended November 30, 1998 ("Second Quarter Fiscal 1999"). The net sales increase of $559,000 is primarily attributed to the Company's recent acquisition of its electrosurgical business and the receipt of various national group purchasing organization contracts from the Company's Strategic Alliance Marketing Agreement.

Nine months ended November 30, 1999
as compared to nine months ended November 30, 1998

     Net sales for the nine months ended November 30, 1999 ("Nine Months Fiscal 2000") were $2,294,000, a 37% increase from net sales of $1,673,000 for the nine months ended November 30, 1998 ("Nine Months Fiscal 1999"). The net sales increase of $621,000 during the Nine Months Fiscal 2000 as compared to the Nine Months Fiscal 1999 is the result of an increase in surgical device sales and decrease in durable medical equipment sales. The increase in sales for the surgical devices can be primarily attributed to the recent acquisition of its electrosurgical business and receipt of various national group purchasing organization contracts from the Company's Strategic Alliance Marketing Agreement.

     Gross profit was $1,350,000 or 58.8% of net sales for the Nine Months Fiscal 2000 as compared to $795,000 or 47.5% of net sales for the Nine Months Fiscal 1999. The increase in gross profit percentage is primarily due to the higher margins generated from the increased sales volume in the surgical product lines.

     Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 2000 were $1,218,000, a 113% increase from SG&A expenses of $572,000 for the Nine Months Fiscal 1999. The increase in SG&A expenses for the Nine Months Fiscal 2000 as compared to the Nine Months Fiscal 1999 is primarily due to the additional operating expenses resulting from the acquisition of Olsen Electrosurgical, Inc., and certain nonrecurring acquisition costs in acquiring Olsen which included legal and accounting fees, leased termination and consolidation of the entire Sparta Olsen operation and certain other nonrecurring expenses including regulatory approvals for the Company's ISO 9001 certification and CE Mark, legal, accounting, and due diligence fees related to the termination of the acquisition of Western Medical Services, Inc. and ICS of North America, Inc. and financing cost in connection with the Company's $1.5 million private placement.

     Net loss for the Third Quarter Fiscal 2000 was $406,000, an increase of $269,000 from net loss of $137,000 for the Third Quarter Fiscal 1999. The net loss increase for the Third Quarter Fiscal 2000 is primarily due to the increase in operating expenses including depreciation and amortization and interest expenses resulting from the acquisition of Olsen and certain nonrecurring acquisition costs in acquiring Olsen which included legal and accounting fees, lease termination and consolidation of the entire Sparta Olsen operation and certain other nonrecurring expenses including regulatory approvals for the Company's ISO 9001 certification and CE Mark, legal, accounting, and due diligence fees related to the termination of the acquisition of Western Medical Services, Inc. and ICS of North America, Inc. and financing cost in connection with the Company's $1.5 million private placement.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, the Company has experienced losses from operations and has suffered from a deficiency in available working capital. In Fiscal 1999, the Company substantially improved its operating performance, principally as a result of significant reductions in operating expenses. However, revenues from existing product lines have not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of investment advisors to pursue capital through such private equity or debt offerings. Management believes its actions will be sufficient to fund operations, however, there can be no assurance that the Company will be able to complete planned debt or equity offerings or targeted acquisitions.

     The Company may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which the Company has encountered with previous acquisitions. Future acquisitions by the Company may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. In addition, the failure to finalize and close an acquisition could result in additional extending expenses to the operation of the business. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

     At February 28, 1999, the Company had approximately $7,530,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire from 2007 to 2019. Additionally, the Company has approximately $1,680,000 of state net operating loss carryforwards for tax reporting purposes which will expire through 2004.

     The Company's working capital at November 30, 1999 was $395,000 as compared to $1,313,000 at February 28, 1999. The Company's working capital position decreased by $918,000 due to the short-term debt obtained in order to complete the recent acquisition of Olsen and to facilitate other pending target acquisitions.

     Thomas F. Reiner, Chairman, President and CEO ("Reiner"), provided the Company with a Working Capital Line of Credit Facility ("WCLCF") of up to $500,000, bearing 12% interest per annum. On June 13, 1999, the Company requested Reiner to increase the Working Capital Line of Credit Facility from $500,000 to $750,000, and to further extend the terms of such line through June 2000, due to the recent acquisition of Olsen Electrosurgical, Inc. The advances made under the Working Capital Credit Facility and any accrued and unpaid interest are due at the earlier of (i) July 2000; (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company; or (iii) upon default at the option of Reiner, with five (5) day notice to the Company. In addition, Reiner has the option to convert all amounts under the Working Capital Credit Facility into the Company's Common Stock at 100% of the average closing bid prices as reported on NASDAQ for the five (5) trading days preceding the conversion date. As of November 30, 1999, the amount due, including accrued interest, to Reiner under the Working Capital Credit Facility was approximately $410,000. In June 1999, Reiner agreed to increase the Company's WCLCF from $500,000 to $750,000 due to the working capital requirements needed as a result of the Company's recent acquisition of Olsen Electrosurgical, Inc. For the consideration of increasing the WCLCF, Reiner was issued 300,000 shares of the Company's Common Stock, par value $0.002, with such shares to be held in escrow and released to the Company upon full payment of the principal and accrued interest or in the event the principal and interest is not repaid at the end of the first year, then, at the sole option of Reiner, the shares shall be released to him upon his written notice anytime thereafter to the Company. Upon release of shares for the escrow, the contingent charge is approximately $235,000.

     On July 25, 1997, Bank of America ("B of A") provided the Company with a 48-month Revolving Line of Credit of up to $2,500,000 (the "Line"), which was subsequently amended to a $1,500,000 line of credit for Sparta Surgical and a $1,000,000 line of credit for its subsidiary, Sparta Olsen Electrosurgical. The Company agreed to pay B of A interest on the average outstanding principal amount of the Line at a per annum rate of prime plus 3%. The Line is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all of the assets of the Company. In addition, $250,000 of the Line for the Company is personally guaranteed by Thomas F. Reiner, the Company's Chairman, President and Chief Executive Officer. As of January 4, 2000, the outstanding balance on the Line was $1,216,000 and approximately $210,000 in credit was available. The Line is being used to provide working capital for current operations.

     On March 4, 1999, the Company entered into a Consulting Agreement and was subsequently amended on September 16, 1999. The Company appointed IGC of New York, Inc. ("IGC") as its financial advisor. In its role as a financial advisor, IGC shall provide the Company assistance in connection with securing debt and equity financing, render advice on merger and acquisitions and coordinate various meetings with the Company's market makers and brokers. For providing these services, IGC has been retained a monthly consulting fee at $6,000 per month in the form of equal monthly installments over 30 months. In its role as a financial advisor, the Company also issued warrants to purchase 400,000 shares of its common stock, $0.002 par value, exercisable at $0.95 per share at any time until March 3, 2002, and the warrants shall have piggyback registration rights. In addition, IGC shall, upon the closing and funding of private placement financing in the gross amount of $7,000,000, IGC shall receive an additional 500,000 warrants to purchase shares of the Company's common stock at an exercisable price of $0.95 per share. In the event the Company completes a secondary public stock offering and IGC was the introducing party which results in the Company's raising gross proceeds in the amount of up to 7,000,000, IGC shall be paid (i) $150,000 at the closing, (ii) 500,000 warrants to purchase shares of the Company's common stock at an exercisable price of $0.95 per share,
(iii) $192,000, payable $8,000 per month in the form of equal monthly installments over the twenty-four (24) month period post secondary public offering.

     On August 11, 1999, a private investor purchased from the Company 100,000 restricted shares of the Company's Common Stock, par value $0.002, at a price of $1.25 per share. On September 2, 1999, Spags Investment Group, Inc. and its affiliates ("Spags") agreed to make a bridge loan to the Company in the principal sum of $485,000, due on March 2, 2000, together with interest on the unpaid principal balance outstanding at the rate of 7% per annum; interest is computed monthly and shall be payable in arrears in full on March 2, 2000. At the same time, Sparta repaid its outstanding note dated July 7, 1999 due to Spags, in the amount of $200,000. In addition, under the terms of the bridge loan, Spags also has an irrevocable option to purchase an additional 965,000 shares of common stock at a price of $1.00 per share, within ten (10) days from the submission of any of the Company's 10 QSB filings or submission of due diligence material for any targeted acquisition by the Company. On November 9, 1999, the Company borrowed $350,000 from Spags for working capital purposes. Under the terms of the loan, the note bears interest at a rate of seven percent (7%) per annum, and shall become due and payable on May 5, 2000.

     On September 6, 1999, the Company entered into a Financial Consulting Services ("Agreement") with Royce Walker, LLC., which was subsequently amended on January 3, 2000. Under the Agreement as amended, Royce is to provide certain financial services including, but not limited to Royce's assistance in the (i) securing of certain financing and (ii) development and marketing product lines outside the United States. For the consideration, the Company issued a total of 98,500 shares of Common Stock, par value $0.002, which have been placed in escrow for the benefit of Royce. The shares shall continue to be held in escrow until such time as any one or more of the following conditions shall occur: (i) the shares have achieved a fair market value of $7.00 per share, (ii) Sparta performs a formal registration of all or a portion of its stock on or after May 1, 2000, in which the shares shall have piggyback rights, (iii) an order is entered for relief against Sparta or declaring that Sparta is insolvent, or Sparta voluntarily files for bankruptcy. Upon release of shares from escrow, the contingent charge is approximately $123,125.

     On September 7, 1999, the Company entered into a Financial Consulting Services ("FCS") agreement with Coridal, N.V., which was subsequently amended on January 3, 2000. Under the FCS, Coridal is to provide certain financial services including, but not limited, to Coridal's assistance in the (i) securing of certain financing and (ii) development and marketing product lines outside the United States. For the consideration, the Company issued a total of 932,000 shares of Common Stock, par value $0.002, which have been placed in escrow for the benefit of Coridal. The shares shall continue to be held in escrow until such time as any one or more of the following conditions shall occur: (i) the shares have achieved a fair market value of $7.00 per share, (ii) Sparta performs a formal registration of all or a portion of its stock on or after May 1, 2000, in which the shares shall have piggyback rights, (iii) an order is entered for relief against Sparta or declaring that Sparta is insolvent, or Sparta voluntarily files for bankruptcy. Upon release from escrow, the contingent charge will be approximately $952,000.

     On November 5, 1999, the Company issued 400,000 shares of the Company's restricted Common Stock, par value $0.002, to Thomas F. Reiner, the Company's Chairman of the Board, President and CEO. The shares issued were in consideration of Mr. Reiner agreeing to personally guaranty a Loan Facility to Sparta Olsen Electrosurgical, Inc., a wholly owned subsidiary of the Company being offered by Bank of America Commercial Financing, even though he is not required to do so, in an amount of $250,000. The Company designated Mr. Reiner as the escrow agent pursuant to a certain Escrow Agreement dated November 17, 1999 by and between Thomas F. Reiner, Sparta Surgical Corporation and Sparta Olsen Electrosurgical, Inc., and the shares shall be released from the escrow upon an event of default by the Company under the Loan facility with Bank of America that causes Mr. Reiner's guarantee to be used. Upon release of the shares from escrow, assuming use of the fair market value for Sparta's common stock on November 5, 1999, the charge to earnings would be approximately $387,500.

     On November 15, 1999, the Company paid an aggregate amount of $190,000 to Sheldon S. Kabaker, M.D., Trustee, Sheldon S. Kabaker Profit Sharing Plan ("Kabaker"), and its assignee in connection with certain Notes due by the Company. On November 17, 1999, the Company borrowed $250,000 from Kabaker. Under the terms of the loan, the note bears interest at the rate of ten percent (10%) per annum and shall be due and payable on May 17, 2000. Upon default of the note, the Company has the option to extend the Note for an additional twelve
(12) months.

     On November 1, 1999, the Company entered into a Medical Advisory Consulting Agreement with Dr. Sheldon S. Kabaker. Under the Agreement, the Company appointed Dr. Kabaker as the Company's Medical Advisory Consultant for a period of twelve months to (i) render medical advice and research on various medical procedures and technologies as it relates to the Company's existing and new products, (ii) assist in the new product development for the Company's E.N.T. and Plastic and General Electrosurgical products, (iii) attend medical trade shows and seminars, and (iv) assist in securing financing from the medical community. For these considerations and for being the introducing party to the $250,000 loan made by Kabaker, 210,000 shares of the Company's Common Stock, par value $0.002 was issued into escrow on behalf of Kabaker and its assignee. The shares issued to escrow shall be released upon completion of the medical advisory consulting agreement or if the shares have achieved a fair market value of $10 per share. Upon release of the shares from escrow, assuming use of the fair market value for Sparta's common stock on November 1, 1999, the charge to earnings would be approximately $203,457.

     During the period from March 1999 through November 30, 1999, the Company raised $1,550,000 financing from various individual investors. The individual loans range from $25,000 to $350,000, with interest ranging from 7% to 12%. The net proceeds from these loans were designated primarily for working capital, legal and accounting expenses related to various acquisition candidates the Company targeted which included its recent acquisition of Olsen Electrosurgical, Inc. In accordance with the terms of the loans, the principal is to be repaid by the Company upon the closing of $25.0 million secondary public stock offering, or March 1, 2000.

     On June 8, 1999, the Company acquired all of the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen"), and subsequently, Mr. Reiner was asked to personally guarantee certain obligations, including certain lease contracts for computers, telephones and for an unsecured working capital line of credit with Wells Fargo Bank. Mr. Reiner agreed to provide his guarantee on behalf of Olsen. For providing guarantee of the Olsen obligations and, as the guarantee is beneficial to the Company's shareholders and overall business and operations, on September 2, 1999, Mr. Reiner was issued 550,000 restricted shares of the Company's Common Stock, par value $0.002, which shares are to be held in escrow until the Company obligations are fully paid, or unless extended. In addition, Mr. Reiner was further asked to personally guarantee certain obligations, including certain lease contracts for computers and telephone, and a $125,000 unsecured working capital line of credit with Wells Fargo Bank. Mr. Reiner agreed to provide his personal guarantee on behalf of Olsen, even though he was not required to do so. Upon release of the shares from escrow, assuming use of the fair market value for Sparta's common stock on June 8, 1999, the charge to earnings would be approximately $495,000.

     On September 17, 1999, the Company issued to Sparta Olsen Electrosurgical, Inc. ("Olsen") employees Employee Stock Options ("ESOP") to purchase a total of 259,000 shares of the Company's Common Stock, par value $0.002, at $1.00 per share, vested over 3 years from the date of issuance. The options issued to key Olsen employees were primarily due to the merger with Olsen on June 8, 1999.

     The Company's current operations continue to be cash flow negative, further straining the Company's working capital resources. The Company's future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and marketing capabilities. In order to continue its current level of operations, it will be necessary for the Company to obtain additional working capital, from either debt or equity sources. The Company's principal capital requirements have been to fund working capital needs to support internal growth for acquisitions and for capital expenditures. The Company's principal working capital needs are for inventory and accounts receivable. Management attempts to control inventory levels in order to minimize carrying costs and maximize purchasing opportunities. The Company sells to its customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable expenses in the event any of the Company's major customers encounters financial difficulties. Although management monitors the creditworthiness of its customers, management cannot assume that the Company will not incur some collection loss on customer accounts receivable or loss in customer base in the future. If the Company is unable to obtain additional working capital, it may be necessary for the Company to restructure its operations to reduce its ongoing expenditures.

Part II. Other Information
--------------------------

Item 1. Legal Proceedings
-------------------------

     None.

Item 2. Changes in Securities
-----------------------------

     None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

Item 5. Other Information
-------------------------

     The Company is registered with the FDA as a medical device establishment. The Company's office and distribution facilities in California are subject to various state and local regulations such as zoning requirements, health and fire codes and the like. All of the Company's products must be approved, registered and/or licensed by the FDA and other domestic and foreign regulatory authorities. These authorities also regulate labeling, advertising and other forms of product claims. Subject to completion of internal quality documentation, on August 1999, Sparta Olsen, the Company's wholly owned subsidiary, was approved for ISO 9001 certification and has further applied for EN 46001 Quality System (CE Mark) Certification.

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

     The Company sells its products under a variety of trademarks, some of which the Company has registered in the United States and various foreign countries. The Company currently holds two patents granted by the United States Patent Office relating to its Durable Medical Equipment and Accessories which was obtained through the acquisition of Medical Design, Inc. in 1992. Notwithstanding the trademarks and patents held by the Company, there can be no assurance that competitors will not develop similar trademarks outside the Company's trademark protection or functionally similar products outside the Company's patent protection. There also can be no assurance that any patents issued to or licensed by others, that others will not obtain patents that the Company will need to license or design around, that the Company's patents will not inadvertently infringe upon the patents of others, or that others will not use the Company's patents upon expiration of such patents. There can be no assurance that existing or future patents will not be invalidated or that the Company will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. Therefore, the scope or enforceability of claims allowed in the patents on which the Company will rely cannot be predicted with any certainty.

     The Company's performance is substantially dependent on the performance of its executive officers and key employees. In particular, the services of Thomas
F. Reiner, the Company's Co-founder, Chairman of the Board, President and CEO would be difficult to replace. The Company has entered into an Employment Agreement with Mr. Reiner. The loss of the services of Mr. Reiner, any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. On April 28, 1996, the Company entered into an Employment Agreement through February 28, 2003 ("Agreement") with Mr. Reiner, and subsequently the Agreement was amended on September 2, 1999. The Agreement provides for a base salary of $195,000 per year and shall continue until September 2, 2006. Mr. Reiner shall also participate in the Company's Management Bonus Program, whole and term life insurance, and automobile allowance. In addition, significant termination payments is to be paid to Mr. Reiner in the event the Agreement is canceled for any reason other than cause. Mr. Reiner also participates in a Sales and Net Income Performance Bonus and Options Program under the Agreement.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     A.   Exhibit No.

          27   Financial Data Schedule.

     B.   Reports on Form 8-K

          On August 26, 1999, the Company issued 100,000 restricted shares of the Company's Common Stock, par value $0.002, at $1.25 per share to an individual investor.

          On September 2, 1999, the Company borrowed $485,000 from Spags Investment Group, N.V.

          On September 3, 1999, the Company issued 550,000 shares of the Company's Common Stock, par value $0.002, to Thomas F. Reiner, the Company's Chairman, President and CEO. The shares issued are for providing a guarantee for certain of the Company's obligations by Mr. Reiner. The shares issued are subject to escrow conditions.

          On November 9, 1999, the Company borrowed $350,000 from Spags, N.V. for working capital purposes.

          On November 5, 1999, the Company issued 400,000 shares of the Company's restricted Common Stock, par value $0.002, to Thomas F. Reiner, the Company's, Chairman of the Board, President and CEO. The shares issued were in consideration of Mr. Reiner agreeing to personally guaranty a $1,000,000 Loan Facility to Sparta Olsen Electrosurgical, Inc., a wholly owned subsidiary of the Company being offered by Bank of America Commercial Financing.

          On August 13, 1999, the Company terminated its non-binding letter of intent dated March 22, 1999 to purchase all or substantially all of the assets of Western Medical Services, Inc. On October 18, 1999, the Company terminated its non-binding letter of intent to purchase all or substantially all of the assets of ICS of North America, Inc.

          On November 15, 1999, the Company paid an aggregate amount of $190,000 to Sheldon S. Kabaker, M.D., Trustee, in connection with certain Notes due by the Company. On November 17, 1999, the Company borrowed $250,000 from Sheldon S. Kabaker, M.D., Trustee and its Assignee.

          On November 23, 1999, the Company signed a non-binding letter of intent to purchase all or substantially all of the assets of Home Med-Equip Co. ("Home Med-Equip") subject to several conditions, including approval by Sparta's Board of Directors and the determination by Sparta that the results of its due diligence investigation of Home Med-Equip's business and assets are satisfactory and completion of financing.

          On December 16, 1999, the Company signed a non-binding letter to purchase all of the outstanding Common Stock of HomeTech Medical Services, Inc. ("HomeTech"). The non-binding letter of intent provides for a purchase price of $12 million consisting of Cash and Common Stock.

          On December 30, 1999, 250,000 shares of the Registrant's Common Stock, par value $0.002, was purchased by Flyn, von Schubert and Associates, s.a. ("Flyn") for $210,875.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Sparta Surgical Corporation



/s/ Thomas F. Reiner
--------------------
Thomas F. Reiner
Chairman of the Board
President & CEO




January 19, 2000