Form 10KSB40
period 2000-02-29
SPARTA SURGICAL CORP
filed 2000-06-19
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended February 29, 2000 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from ________ to ________
                           Commission File No. 1-11047

                           SPARTA SURGICAL CORPORATION
                 (Name of small business issuer in its charter)

              Delaware                                     22-2870438
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

      2100 Meridian Park Blvd.
        Concord, California                                   94520
  (Address of principal executive offices)                  (Zip Code)
  Issuer's telephone number: (925) 825-8151

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     The Registrant's revenues for its most recent fiscal year were $3,077,000.

     As of June 7, 2000, the market value of the registrant's $.002 Par Value Common Stock and $4.00 Par Value Redeemable Convertible Preferred Stock excluding shares held by affiliates, was $8,573,000 based upon closing prices on NASDAQ's OTC Bulletin Board of $1.125 per share of $.002 Par Value Common Stock and $.38 per share of $4.00 Par Value Redeemable Convertible Preferred Stock.

     As of June 7, 2000, 7,593,296 shares of the Registrant's Common Stock, 82,783 shares of Redeemable Convertible Preferred Stock and 28,068 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART 1

              Cautionary Note Regarding Forward-Looking Statements

     This Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and fiscal condition. All statements, other than statements of historical facts included in this Form 10-KSB regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-KSB, the words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other "forward-looking" information. You should be aware that the occurrence of any of the events described in the risk factors and elsewhere in this Form 10-KSB could substantially harm our business, results of operations and financial condition and that upon these occurrence of any of the events, the trading price of our common stock could decline. We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-KSB after the date of this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Introduction

     Sparta Surgical Corporation (the "Company") researches, develops, manufactures and markets surgical and medical devices, including reusable and single-use electrosurgical and microsurgical instruments and accessories, craniofacial implants, critical care hospital disposables and non-invasive electrotherapy medical equipment and supplies to the healthcare industry worldwide.

     Our business operations began in July 1987 with the acquisition of Sparta Instrument Corporation. Since that time, our business has been primarily built and expanded by means of additional acquisitions of companies and products that compliment or expand our existing product lines. Our principal offices are located at 2100 Meridian Park Blvd., Concord, California. Our telephone number is (925) 825-8151 and fax number is (925) 417-2243.

Products

     Our products consist of surgical and medical devices and electrotherapy equipment and supplies:

     (i) Reusable and single use electrosurgical instruments and accessories. We manufacture and market a full line of reusable and single use electrosurgical instruments, biopolar and monopolor forceps, cables and adaptors, smoke evacuator tubes, laparoscopic and arthroscopic electrodes, and switch pens used in connection with tissue cutting and cauterization during various surgical procedures.

     (ii) Microsurgical hand held instruments and accessories. We manufacture and market a full line of microsurgical hand held stainless steel instruments and related hospital equipment and accessories for use by: (i) ophthalmologists in various procedures including cataract, retina and intraocular lens and radial keratotomy procedures; (ii) ear, nose, throat and plastic and reconstructive, and oral maxillofacial surgeons in rhinoplasty, facial plastic, and reconstructive and hand surgery procedures; and (iii) general surgeons in other general surgical applications, such as ob/gyn and cardiovascular procedures.

     (iii) Critical care hospital disposable products. We manufacture and market proprietary and patented critical care hospital disposable products such as, (i) Surgi-Clamps(TM), external tubing and sponge clamps; (ii) Surgi-Prep(TM), a clinically tested medical depilatory kit for preoperative prepping; (iii) Anesthesia Extension Tubes and Intravenous Tube sets for IV and Anesthesia procedures; and (iv) Nasostats(TM), sterile, nasal latex balloons used to control severe nose bleeding.

     (iv) Craniofacial Implant Plating Systems. We market a craniofacial implant titanium plating system which consists of titanium plates, screws and instruments to repair bone fractures in the face and head by holding fracture ends in alignment while bone healing takes place.

     (v)Electrotherapy Medical Equipment and accessories. We market patented and proprietary Transcutaneous Electrical Nerve Stimulators (TENS), reusable and disposable electrodes and related supplies. The TENS deliver low voltage electrical current to the nerves in the spine in order to temporarily reduce or control certain types of acute or chronic pain. Our pain management TENS units include the patented Spectrum Max-SD, our most advanced patented unit for acute and chronic pain management; and Spectrum II, our least expensive TENS unit. We also market both disposable and reusable electrodes and related accessories. The electrotherapy medical equipment and related accessories are prescribed by a wide range of professionals including physicians, and physical and occupational therapists for use in clinics, rehabilitation facilities and patient homes.

Acquisitions, Asset Purchases and Dispositions

     Since inception, a principal element of our development has been the acquisition of companies and product lines that complement the existing business strategy. Sparta Instrument Corporation, acquired by us in 1987, distributed a specialty line of high quality microsurgical hand held instruments for use in ophthalmic, ear, nose and throat ("ENT") procedures and plastic surgery, along with related hospital disposable medical products. Healthmed Corporation, acquired by us in 1988, manufactured and marketed a specialty line of surgical products generally referred to as "critical care hospital disposables." Sterile Products, a division of Absorbent Cotton Company, acquired by us in 1989, developed, manufactured and distributed specialty acute and chronic wound care dressings. David Simmonds Company, Inc., also acquired by us in 1989, manufactured and distributed medical supplies for intravenous anesthesia and related drugs used in oral surgery. Certain assets of Medical Designs, Inc. ("MDI"), which was founded to manufacture and market durable medical equipment units for use in pain management and related reusable and disposable electrode products and other rehabilitation systems, were purchased in 1992. Certain assets of Storz Instrument Company which developed, manufactured and marketed an oral maxillofacial plating product line, were purchased in 1994. Olsen Electrosurgical Inc., a researcher, developer, manufacturer and marketer of reusable and disposable electrosurgical instruments and accessories, was purchased in 1999.

     In 1995, we sold our wound care dressings product line to Tecnol Medical Products, Inc., a publicly traded medical products manufacturer, headquartered in Fort Worth, Texas (the "Tecnol Sale") for $5,585,000 in cash and the elimination of $32,448 in certain other liabilities owed by us. In addition to wound care inventory, equipment and other assets, the operations in Hammonton, New Jersey were included in the sale. We used approximately $4,500,000 of the cash proceeds of the Tecnol Sale to repay outstanding debt and the balance was used to reduce trade payables and to pay costs associated with the sale of the business.

Business Strategy

     We seek growth through internal expansion and continued acquisitions of companies or products that complement or expand our existing product lines to the home health care market. We intend to continue to enter small specialty niche markets that are served by relatively few competitors. We will also continue efforts to develop products in collaboration with established medical device companies on an OEM/private label basis while researching and developing our own products.

     We intend to expand our distribution networks by appointing other specialty surgical dealers to promote and market our products to hospitals, physicians and clinics. The expansion of our product lines may also promote crossover sales by dealers in each product group, although there is no assurance that this cross-marketing strategy will be successful in increasing sales.

     With respect to our electromedical equipment and supplies, we intend to continue to sell directly to dealers, rather than end users, and to introduce improved products consistent with the results of its research and development programs.

Sales and Marketing

     We offer our products through a network of surgical and medical, and durable medical equipment distributors located throughout the United States and abroad who are responsible for sales directly to hospitals, physicians, clinics, physical and occupational therapists and rehabilitation facilities. Support for our internal and external sales force is provided by marketing communication programs such as advertisements in medical journals, attendance at trade shows, distribution of sales brochures, educational seminars, sales training and telemarketing. Sales leads developed through advertising, direct mail, trade show and customer inquiries are pursued through direct sales contacts. In addition, we market our products under various OEM manufacturing arrangements.

     Our sales network reaches most of the major markets in the United States along with a modest but expanding international market. In the United States and overseas there are numerous independent health care distributors of our products that include Baxter Healthcare Corp., Abbey Medical, Inc., General Medical Corp., Allegiance Healthcare Inc., Genzyme, Inc., Owens and Minor, Inc., DeRoyal Industries, Inc., Alabama Microsurgical Instruments, Salvin Dental Co., McKesson General Medical, Dong-Jin International Co., Goodman Medical Supplies and Hoxan Co. Through our various distributors and representatives, our products are marketed to private and government hospitals, rehabilitation facilities, clinics, physicians, and occupational and physical therapists.

Manufacturing and Distribution

     We research, design, manufacture and distribute our disposable and reusable electrosurgical instruments and accessories in its 22,425 sq. ft. FDA registered medical device facility in Concord, California. Our microsurgical hand held instruments, oral maxillofacial implant plating systems, critical care hospital disposables and electromedical equipment and accessories are purchased, inspected, packaged and distributed from our facility. Microsurgical hand-held instruments and oral maxillofacial implant plating systems are manufactured in Germany, Switzerland and the United States to our specifications. The electrotherapy equipment and accessories are manufactured domestically to our specifications under various manufacturing arrangements.

     We have experienced difficulty from time to time in obtaining some of our products, and there can be no assurance that our current or alternative sources will be able to meet our needs on a timely basis. Although some products are currently available from multiple sources, at present we obtain approximately 50% of the products we sells from single sources. A lack of availability from current suppliers could cause distribution delays, increased cost to us and a decrease in levels of sales. In addition, reliance on these suppliers could adversely affect our quality control efforts and our ability to control delivery schedules.

     We are required to carry significant amounts of inventory to meet rapid delivery requirements. These inventory requirements in turn require us to maintain credit financing sufficient to fund the purchase of inventory. We have experienced difficulty from time to time in obtaining some of our products due to the lack of working capital. No assurance can be given that we will be able to obtain the necessary working capital to fund the purchase of inventory. All products manufactured for us are subject to demanding specifications and processes in order to comply with the United States Food and Drug Administration's ("FDA") guidelines under Good Manufacturing Practices (GMP).

Product Liability

     We carry product liability insurance of $1,000,000 per occurrence. Like most producers of surgical and electrotherapy products, we face the risk of product liability claims and unfavorable publicity in the event that the use of our products causes injury. Although we believe this coverage to be adequate, there can be no assurance that such insurance will be sufficient to protect us from all risks to which it may be subject or exposed. To date, we have not been the subject of any product liability claims.

Competition

     The health care products industry is intensely competitive, and many of our competitors have financial, marketing and other resources substantially greater than we do. Some of our larger competitors enjoy an additional competitive advantage by reason of their ability to offer product discounts for volume purchases across product lines. Some of the companies with which we compete, have significantly greater resources, established sales organizations and greater experience in marketing and sales of products through direct distribution. The industry is dominated by general industry giants such as Johnson and Johnson, Baxter Healthcare, Storz, division of Bausch and Lomb, Valley Lab, Empi, Teleflex Healthcare, Howmedica, Allegiance Healthcare and ConMed.

     In the surgical specialty market for electrosurgical instruments and accessories products, we compete with Valley Lab and Commed. In the microsurgical hand held instruments, we compete with Storz Instrument Company, TFX Surgical and Katena Products, Inc.. In the critical care hospital disposable products market, our competitors include Baxter Healthcare Corp., Johnson & Johnson Patient Care, Inc., Abbott Laboratories, Inc., Patterson Dental Co. and Allegiance Healthcare as well as other smaller competitors. In the cranio-maxillofacial plating systems market, we compete with Howmedica, Inc., Synthes U.S.A. and Walter Lorenz Surgical Instruments as well as other smaller competitors. In the durable medical equipment and accessories market, we compete with numerous companies including Empi, Inc. and Rehabicare, Inc., the market leaders in the medical equipment rehabilitation industry.

     The electrotherapy medical equipment market is a relatively mature and competitive market, subject to significant fluctuations in profitability caused by foreign competition, questions of therapeutic efficacy, governmental regulations and private rates of reimbursement. The rehabilitation market is an evolving and fragmented market with a number of different companies offering competing treatments without any clear indication of preference among treating clinicians. There can be no assurance that we will ever be able to capture a significant portion of the pain management market or that it can establish a significant position in the rehabilitation market.

     Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and further reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology, and limit or control directly the prices health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of such reforms can not be predicted at this time, but if adopted and implemented, they could have a material adverse effect on our business, operating results and financial condition.

     Competitive factors for electrosurgical instruments, microsurgical hand held instruments, critical care hospital disposables and craniofacial products include the depth, quality and price of the product line. Price is the only significant competitive factor with respect to the electrotherapy product line. Our market share in each of our product lines is negligible. There can be no assurance that we will be able to compete effectively.


Patents and Trademarks

     We sell our products under a variety of trademarks, some of which we have registered in the United States and various foreign countries. We currently hold two patents granted by the United States Patent Office relating to our TENS units obtained through the acquisition of MDI. Notwithstanding the trademarks and patents held by us, there can be no assurance that competitors will not develop similar trademarks outside our trademark protection or functionally similar products outside our patent protection.

     There also can be no assurance that any patents issued to or licensed by us will not be infringed upon or designed around by others, that others will not obtain patents that we will need to license or design around, that our patents will not inadvertently infringe upon the patents of others, or that others will not use our patents upon expiration of such patents in year 2002. There can be no assurance that existing or future patents will not be invalidated or that we will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. Therefore, the scope or enforceability of claims allowed in the patents on which we will rely, cannot be predicted with any certainty.

Government Regulation

     We are registered with the FDA as a Class I and Class II (devices invading the body) medical device establishment. Our office and manufacturing facility in Concord, California are subject to various state and local regulations such as zoning requirements, health and fire codes and the like. All of our products must be approved, registered and/or licensed by the FDA and other domestic and foreign regulatory authorities. These authorities also regulate labeling, advertising and other forms of product claims.

     Under the federal Food, Drug and Cosmetics Act, we are required to file with the FDA a new device description and obtain FDA approval for any new medical device which we propose to manufacture and market. The procedure for obtaining such approval differs depending upon the uniqueness of the device, with devices similar to those marketed prior to 1976 being eligible for expedited approval and those devices which represent significant departures from devices on the market in 1976 requiring pre-marketing approval. The devices are also subject to inspection by the FDA after approval, with devices that are potentially life-threatening being subject to more stringent standards. The FDA has established manufacturing and sterilization standards for medical devices known as "Good Manufacturing Practices" which is mandated by 21 CFR Part 820.

     Although applicable government regulations vary in their provisions, they are stringent and continuing. The cost of compliance with these regulations is difficult to determine, but such cost is and will continue to be a significant expense to us. We believe that we have obtained all applicable government and regulatory approvals for our existing products, facilities and processes and expect that all of our current licenses will be renewed on a regular basis. There can be no assurance that we will continue to be in compliance with all current regulations or that we will be able to comply with all future regulations.

Employees

     In addition to our three executive officers, as of June 9, 2000, we had twenty-seven full-time employees including eighteen employees involved in manufacturing and distribution; four in sales and marketing; two in engineering and six administrative. We believe that our relations with our employees are satisfactory. Our employees are not represented by any organized labor union and are not covered by any collective bargaining agreements. Our performance is substantially dependent on the performance of our executive officers and key employees.

     Our ability to provide and market our medical devices, will depend, in large part, upon our ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. In particular, the services of Thomas F. Reiner our Chairman, President and CEO would be difficult to replace. We have entered into a long-term employment agreement with Mr. Reiner. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations or financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     We lease our corporate and manufacturing facility in Concord, California. We believe the facilities are adequate for our needs in the foreseeable future and that additional space will be available at reasonable rates when required. The following table sets forth certain information concerning our facility:

                                    Square      Expiration of     Monthly
                Location            Footage     Current Lease     Rental
                --------            -------     -------------     ------
                Concord, CA        14,197          07/31/04      $14,197
                Concord, CA         4,349          07/31/04       $7,395
                Concord, CA         3,879          07/31/04       $3,879

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     Our Common Stock has traded on the NASDAQ SmallCap Market under the symbol "SPSG" since January 31, 1991. On May 1, 1998, NASDAQ delisted our securities from the NASDAQ SmallCap Market. Trading in our securities is currently being conducted in the NASDAQ OTC Bulletin Board which could substantially reduce the markets for our securities.

     The following table sets forth for the quarters indicating the range of high and low closing prices of our Common Stock, as reported by NASDAQ, but such prices do not include retail markup, markdown or commissions.

                                                           Price
                                                   ---------------------
             By Quarter Ended:                     High              Low
             ----------------                      ----              ---
             Fiscal 2001
                 May 31, 2000                      $3.00            $1.01
                 August 31, 2000                    1.13             1.01
                        (through June 7, 2000)
             Fiscal 2000
                 May 31, 1999                       2.47             0.91
                 August 31, 1999                    2.38             1.63
                 November 30, 1999                  1.75             0.97
                 February 29, 2000                  1.75             0.91

     As of June 7, 2000, we estimate we had approximately 500 shareholders of record. The trading price of our Common Stock fluctuates substantially in response to factors such as but not limited to announcements by our competitors of technological innovations or new products changes in securities, analyst's recommendations, or other events or factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years and even in recent months that have particularly affected the market prices of many medical companies such as ours. In the past, following periods of volatility for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a division of management attention and resources, which could have a material adverse effect on our business, financial marketer and operating results.

     As of June 7, 2000, our authorized capital stock consisted of 8,000,000 shares of Common Stock, $.002 par value, and 2,000,000 shares of Preferred Stock, $4.00 par value. Shares of Preferred Stock in addition to the Series A Preferred Stock and the 1992 Preferred Stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors, except that so long as any 1992 Preferred Stock or Series A Preferred Stock is outstanding, we may not issue any series of stock having rights senior to either class of Preferred Stock without the approval of holders of at least 50% of the outstanding shares of such classes of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

Common Stock

     At June 7, 2000 there were 7,593,296 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to the prior rights of holders of preferred stock and our contractual restrictions against the payment of dividends on Common Stock. In the event of liquidation or dissolution of us, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and nonassessable.

     A Special Meeting of the Shareholders of our Company will be held on June 16, 2000, or at any adjournment or postponement thereof for the following purposes: (i) to amend our Company's Certificate of Incorporation in order to increase its authorized number of shares of our Common Stock from 8,000,000 shares to 25,000,000 shares, (ii) to transact such other business as may properly come before the meeting. If the proposal to increase the authorized shares of Common Stock is approved, our Company will have approximately 12,999,366 shares not reserved for any specific use and would be available for future issuance. We anticipate that additional shares may be needed in connection with our business needs, opportunities to raise capital and potential acquisition activities.

Series A Convertible Preferred Stock

     We issued 165,000 shares of $4.00 par value Series A Convertible Preferred Stock convertible into 137,500 shares of Common Stock in connection with the 1994 Offering. At June 9, 2000 there were 28,068 shares of Series A Preferred Stock outstanding convertible into 23,380 shares of Common Stock. A summary of the Series A Preferred Stock follows.

     Dividend Rights. Holders of shares of Series A Preferred Stock on the last day of each of our fiscal quarters (February 28, May 31, August 31 and November
30) are entitled to receive dividends at the quarterly rate of $.375 per share, consisting of $.25 payable in Common Stock semiannually and $.125 payable in cash, quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year. Dividends accrue and are cumulative from the date of first issuance of the Series A Preferred Stock and are payable to holders of record as they appear on the stock books of the Company on such record dates as are fixed by the Board of Directors. If we do not have at least $500,000 of cash or cash equivalents indicated on our balance sheet on the last day of any fiscal quarter, we may pay the entire dividend in Common Stock on the quarterly payment date in lieu of the cash dividend for such quarter. The value of the Common Stock to be issued as a dividend will be based upon the last reported sales price of the Common Stock on NASDAQ on the last day of the fiscal quarter. Common Stock issuable as a Common Stock dividend on the Series A Preferred Stock was registered in the 1994 Offering.

     Redemption. The Series A Preferred Stock is redeemable for cash, in whole or in part, at any time, at our option, at $10.00 per share plus any accrued and unpaid dividends, whether or not declared. Notice of redemption must be mailed at least 30 days but not more than 60 days before the redemption date to each holder of record of Series A Preferred Stock to be redeemed at the holder's address shown on our stock transfer books. After the redemption date, unless there shall have been a default in payment of the redemption price, dividends will cease to accrue on the shares of the Series A Preferred Stock called for redemption, and all rights of the holders of such Series A Preferred Stock will terminate except the right to receive the redemption price without interest.

     The holder of any shares of Preferred Stock will have the right, at the holder's option, to convert any or all such shares into Common Stock at the rate of .833 shares of Common Stock for each share of the Series A Preferred Stock. The Conversion Price is subject to adjustment for stock splits, reverse stock splits and other similar capitalizations, although the Series A Preferred Stock does not contain provisions protecting against dilution resulting from the sale of Common Stock at a price below the Conversion Price or the current market price of our securities. If at any time the closing price for the Series A Preferred Stock, as quoted on NASDAQ or any national securities exchange, exceeds $14.00 per share for ten consecutive trading days, then the Series A Preferred Stock will be automatically converted into Common Stock at the Conversion Rate.

     Liquidation Preference. In the event of any liquidation, dissolution or winding up of the business, holders of shares of Series A Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of Common Stock or any series or class of our stock hereafter issued that ranks junior as to liquidation rights to the Series A Preferred Stock, but the holders of the shares of the Series A Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of our stock previously or hereafter issued that ranks senior as to liquidation rights to the Series A Preferred Stock has been paid in full. An aggregate of 82,783 shares of 1992 Preferred Stock (representing $331,132 of face value) carries liquidation rights senior to the Series A Preferred Stock.

     Voting Rights. The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of Series A Preferred Stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock is entitled to one vote, excluding shares held by us or any entity controlled by us, which shares shall have no voting rights.

Redeemable Convertible Preferred Stock

     At June 7, 2000 there were 82,783 shares of $4.00 par value Redeemable Convertible Preferred Stock ("1992 Preferred Stock") outstanding convertible into 27,594 shares of Common Stock which were issued in connection with the 1992 Offering. A summary of the 1992 Preferred Stock follows.

     Dividend Rights. Holders of the 1992 Preferred Stock are entitled to receive, in each fiscal year in which we attain net income after taxes, as defined below, from funds legally available therefor, non-cumulative dividends at the annual rate of $.40 per share, payable within 120 days of the end of our fiscal year. The dividends are payable in cash for each fiscal year in which we have net income (excluding any items of non-cash extraordinary income) after taxes of at least $650,000, and, if net income is less than that amount, in cash, Common Stock or a combination of cash and Common Stock, to be determined at our election. The Common Stock, if any, payable as the 1992 Preferred Stock dividend will be valued at the average closing bid price for the Common Stock during the 30 business days prior to the dividend payment date as reported by NASDAQ, and are registered and free trading securities. Dividends are non-cumulative and will be payable to holders of record on such record dates as shall be fixed by our Board of Directors. Dividends payable for any period less than a full year will be computed on the basis of a 360-day year with equal months of 30 days. We paid a $.40 per share dividend in Common Stock for the fiscal years ended February 28, 1994 and February 29, 1996, but did not pay a dividend for the fiscal years ended February 28, 1995, February 28, 1997, February 28, 1998 and February 28, 1999. We do not anticipate we will pay a dividend for the fiscal year ended February 29, 2000.

     Redemption. We may, with the consent of the Underwriter of the 1992 Offering, at any time, redeem the shares of 1992 Preferred Stock for $4.00 per share, in whole or in part, upon written notice mailed to each holder of record of shares to be redeemed. Such notice must be given not more than 60 days and not less than 30 days prior to the redemption date. We may also redeem the shares of 1992 Preferred Stock without such Underwriter's consent at the same price per share if the closing bid price (as reported by NASDAQ) of the Common Stock shall have averaged in excess of $252.00 per share (subject to equitable adjustment for stock splits, reverse stock splits and similar recapitalizations) for at least 30 consecutive trading days ending within five days prior to the date notice of redemption is given.

     Conversion Rights. Each share of 1992 Preferred Stock is convertible at the option of the holder into .333 shares of our Common Stock. The shares of Common Stock issued upon conversion of the 1992 Preferred Stock will be free trading securities and will be fully paid and non-assessable if we have a current registration statement on file with the Commission covering the underlying shares at the time of conversion.

     Liquidation Preference. Upon any liquidation, dissolution or winding-up of the business, whether voluntary or involuntary, the 1992 Preferred Stock has preference and priority over the Common Stock and any other class or series of stock ranking junior to the 1992 Preferred Stock for payment out of the assets of the business or proceeds thereof available for distribution to stockholders of $4.00 per share plus all dividends payable and unpaid thereon to the date of such distribution, and after such payment, the holders of the Preferred Stock shall be entitled to no other payments.

     Voting Rights. Each share of 1992 Preferred Stock votes the equivalent of .333 shares of Common Stock as a single class on all matters except that the written consent or affirmative vote of the holders of a majority of the outstanding shares of 1992 Preferred Stock is required to approve any proposed amendment to our Certificate of Incorporation or certificate of designation of the 1992 Preferred Stock that would increase or decrease the aggregate number of authorized shares of the 1992 Preferred Stock, increase or decrease the par value of the 1992 Preferred Stock, or alter or change the powers, preferences, or special rights of the shares of the 1992 Preferred Stock so as to affect them adversely.

Series AA Convertible Redeemable Preferred Stock

     At June 7, 2000 there were 39,938 shares of Preferred Stock of $4.00 par value (constituted as a series distinguished as "Series AA Preferred Stock") outstanding, convertible into 179,721 shares of common stock which were issued in connection with the conversion of certain indebtedness. A summary of the Series AA Preferred Stock is as follows:

     Dividend Rights. The holders of Series AA Preferred Stock, in preference to any of the holders of any stock that is Junior and subordinate to any of the holders of any stock that is Senior (as such terms are hereinafter defined) to such series of Preferred Stock as to dividends, shall be entitled to receive out of the assets of the Corporation which are by law available for the payment of dividends, when and as declared by the Board of Directors, cumulative dividends at the per annum rate of $0.28 per share, and no more, payable either in the form of cash, common stock or some combination thereof, in our sole discretion, semi-annually in arrears on November 30th and May 31st of each year, which dividends shall be payable on the last day of the month following such period, except that if any such date is a Saturday, Sunday or legal holiday, then such dividend shall be payable on the next day that is not a Saturday, Sunday or legal holiday (each of such periods being hereinafter called a "Dividend Period") and which dividends shall be pro rated for any partial Dividend Period. References to a stock that is "Senior" to, on a "Parity" with or "Junior" to other stock as to (1) "dividends" or (2) "liquidation" shall refer, respectively, to rights of priority of one series or class of stock over another
(i) in the payment of dividends or (ii) in the distribution of assets on any liquidation, dissolution or winding up of the Corporation. The Series AA Preferred Stock shall be Senior to the Common Stock of the Corporation (as defined in the Restated Certificate of Incorporation of the Corporation) as to dividends and liquidation. The Series AA Preferred Stock shall be Junior to the Corporation's Non-Cumulative Convertible Redeemable Preferred Stock, as defined in a Certificate of Designations filed in February 1992 as "Redeemable Convertible Preferred Stock" and the Corporation's Series A Convertible Redeemable Preferred Stock, as defined in a Certificate of Designations filed in July of 1994 as "Series A Preferred Stock" (the "Existing Preferred Stock") as to dividends and liquidation.

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

     Conversion Rights. Subject to the limitations set forth in the Dividend Rights and this Section each two shares of Series AA Preferred Stock (a "Unit") then outstanding:

(i) shall be convertible, in whole or in part, into nine (9) fully paid and non-assessable shares of the Corporation's common stock, $0.002 par value (the "Common Stock") at the option of the holder of such Unit, at any time or from time to time on or before February 10, 2001 (with such period being referred to hereinafter as the "Conversion Period").

(ii) shall automatically convert into nine (9) shares of Common Stock in the event that during the "Conversion Period" the daily average bid and ask price of the Common Stock averages $3.00 per share or more over a thirty consecutive day period.

     Redemption Rights. Subject to the limitations set forth in the preceding Dividend Rights, the shares of Series AA Preferred Stock then outstanding shall be redeemable, in whole or in part at our option.

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

     Liquidation or Dissolution. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of each outstanding share of Series AA Preferred Stock shall be entitled to be paid first out of the assets of the Corporation available for distribution to stockholders, whether such assets are capital, surplus, or earnings, an amount equal to $4.00 per share of Series AA Preferred Stock held, plus an amount equal to all accrued and unpaid dividends, before any payment shall be made to the holders of the Common Stock, or any other stock of the Corporation ranking as to dividends or assets Junior to the Series AA Preferred Stock, but the holders of the shares of the Series AA Preferred Stock shall not be entitled to receive the liquidation preference of such shares until the liquidation preference of such shares of any other series of or class of the Corporation's stock hereafter issued that ranks Senior as to liquidation rights to the Series AA Preferred Stock (including the existing preferred stock, which has a liquidation preference of $10.00 per share) has been paid in full.

     Voting Rights. Except as otherwise expressly provided herein or as required by law, the holder of each share of Series AA Preferred Stock shall have no voting rights. In connection with any vote permitted the holder of each share of Series AA Preferred Stock shall be entitled to one vote per share.

     The vote of the holders of at least 50% of all outstanding shares of Series AA Preferred Stock, voting as a separate class after proper notice, shall be required before the Corporation may (i) amend, alter or repeal any provision of Certificate of Incorporation or the Bylaws of the Corporation so as to directly and adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Series AA Preferred Stock as set forth herein; (ii) authorize or issue, or increase the authorized amount of, any additional class or series of stock, or any security convertible into stock of such class or series, ranking senior to the Series AA Preferred Stock as to dividends or upon liquidation dissolution or winding up of the Corporation;
(iii) effect any reclassification of the Series AA Preferred Stock; or (iv) effect a capital reorganization of the business or a merger or consolidation of the business, or the sale, mortgage, pledge, exchange, transfer or other disposition of all or substantially all of our properties and assets to any other person or persons (an "Event of Merger or Sale"), if the stockholders of the Corporation immediately prior to such Event of Merger or Sale will own less than 50% of the shares of the surviving (in the case of a merger) or acquiring (in the case of a sale of assets) corporation immediately following such merger or sale.

Stock Transfer and Warrant Agent

     We use American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, as the stock transfer and warrant agent for its securities.

Dividend Policy

     We have never paid cash dividends on our Common Stock and intend to retain earnings, if any, for use in the operation and expansion of our business. The amount of future dividends, if any, will be determined by the Board of Directors based upon our earnings, financial condition, capital requirements and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

     We are engaged in the development and manufacturing of electrosurgical and microsurgical instruments and accessories and electromedical equipment and supplies, utilizing proprietary technologies to satisfy unmet medical needs costs effectively. Our results of operations vary significantly from year to year and from quarter to quarter, and in the past have depended on, among other factors, developing new products, demand for our products and significantly depend on availability of materials from our suppliers and dependence on our customers including hospital, physicians, medical distributors and OEM accounts. We have incurred net losses past years and can't assure future profitability. At February 29, 2000 our accumulated deficit was approximately $12,142,000.

Year Ended February 29, 2000 as compared to Year Ended February 28, 1999

     Net sales for the year ended February 29, 2000 ("Fiscal 2000") were $3,077,000, an increase of $1,093,000, or 55.1% from net sales of $1,984,000 for
Fiscal 1999. The increase in net sales during Fiscal 2000 as compared to Fiscal 1999 is the result of (i) the acquisition of the Olsen Electrosurgical business which offset declines in other product lines (ii) cross channel distribution of the Sparta surgical and medical devices to a larger distribution network acquired with the Olsen business, (iii) securing ISO 9001 certification for Quality Systems Regulations under the FDA's Good Manufacturing Practices (GMP).

     We intend to continue to concentrate our efforts on increasing our level of sales to achieve profitable operations. In addition, we intend to consider growth through selective strategic acquisitions in complementary lines of business.

     Gross profit was $1,487,000 or 48% of net sales for Fiscal 2000 as compared to $956,000, also 48% of net sales for Fiscal 1999. The increase in gross profit is primarily due to higher sales as a result of the acquisition of Olsen Electrosurgical.

     Selling, general and administrative ("SG&A") expenses for Fiscal 2000 were $1,663,00, a $736,000 increase from SG&A expenses of $927,000 for Fiscal 1999. The increase in SG&A expenses for Fiscal 2000 as compared to Fiscal 1999 is primarily due to non-recurring expenses of approximately $405,000, including,
(i) expenses of approximately $150,000 for legal, accounting and consulting fees incurred in connection with due diligence of acquisition targets which were abandoned during the fiscal year, (ii) expenses of approximately $120,000 in connection with the integration of Olsen Electrosurgical business within Sparta, including consulting fees and expenses paid to the former owners of Olsen Electrosurgical. (iii) expenses of approximately $85,000 in connection with the consolidation of the corporate headquarters and lease termination of the Pleasanton facilities, and in connection with organization restructuring and personnel reduction, and (iv) expenses of approximately $50,000, associated with securing regulatory approval for ISO 9001 Certification and obtaining CE Mark approval, which is required for certain Electrosurgical products to be sold in European markets. In addition, there was a non-recurring expense of $120,000 relating to the disposition of liabilities in connection with the purchase of the Storz oral maxillofacial business in 1994.

     Research, Development, and Engineering expenses were $142,000 for Fiscal 2000 versus no expenditures in Fiscal 1999. We refocused our effort in the development of our products. We completed the development of a Manually Extendable Electrical Surgical Apparatus, a patented electrosurgical device for use in cutting tissue and cauterization procedures. The Company has been appointed by Hemitek, LLC to a 10 year exclusive license to manufacture and market this device worldwide. We began to develop our business-to-business website technology, SpartaE*Med.com to further increase our distribution channels for our surgical and medical devices.

     Depreciation and amortization ("D&A") expenses for Fiscal 2000 were $281,000, an increase of $83,000, or 42% over $198,000 for Fiscal 1999. The increase in D & A is primarily due to the assets acquired in the Olsen purchase, including goodwill, non-compete agreements and other fixed assets.

     Debt issuance costs for Fiscal 2000 were $1,310,000 versus $217,000 in Fiscal 1999. In Fiscal 2000, we incurred these debt issuance costs in connection with certain loans made as part of our private placement, which resulted in 1,380,337 shares of common stock issued to various private investors for making these loans.

     As a result of the foregoing, the net loss for Fiscal 2000 was $2,308,000, an increase of $1,964,000, from a net loss of $344,000 for Fiscal 1999. Approximately $405,000 of the net loss is due to the increase in non-recurring expenses in SG&A and approximately $1,310,000 is due to debt issue costs relating to the completion of the approximately $2,500,000 private placement.

     Basic and diluted loss per share were $0.79 for Fiscal 2000 as compared to $0.28 for Fiscal 1999. The basic and diluted loss per share computations reflect $42,000 paid and accrued dividends on the Series A Convertible Preferred Stock paid on March 31, 1999 and 2000.

Year ended February 28, 1999 as Compared to Year ended February 28, 1998

     Net sales for the year ended February 28, 1999 ("Fiscal 1999") were $1,984,000, a decrease of 12.7% from net sales of $2,272,000 for Fiscal 1998. The decrease in net sales during Fiscal 1999 as compared to Fiscal 1998 is the result of (i) a $215,000 or 17.3% decrease in electrotherapy product sales from $1,245,000 to $1,030,000; and (ii) a decrease of $73,000 or 7.1% in surgical product sales from $1,026,000 to $954,000. The decrease in sales for the electrotherapy product line can be primarily attributed to the completion of standing purchase orders in the approximate amount of $650,000 from one of the electrotherapy OEM accounts. The decrease of the surgical product line sales is primarily due to a reduction in the number of the Company's independent manufacturing sales representatives, and the decision by the Company not to attend various trade shows as a result of the lack of working capital.

     The Company intends to continue to concentrate its efforts on increasing its level of sales to achieve profitable operations. In addition, the Company intends to consider growth through selective strategic acquisitions in complementary lines of business as well as expanding into the growing home healthcare industry.

     Gross profit was $956,000 or 48% of net sales for Fiscal 1999 as compared to $1,206,000 or 53% of net sales for Fiscal 1998. The decrease in gross profit is primarily due to the decrease in sales from fiscal year 1998 and the decrease in gross profit percentage in Fiscal 1999 is primarily due to the decrease in surgical and electrotherapy sales. In general, the electrotherapy product line generates lower gross profits than the surgical line. In connection with sales promotions, price concessions were made in the surgical product line with the Company's distributors.

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

     As a result of the foregoing, the net loss for Fiscal 1999 was $344,000, a decrease of $1,514,000, or 81% from a net loss of $1,858,000 for Fiscal 1998.

     Basic and diluted loss per share was $0.28 for Fiscal 1999 as compared to $2.27 for Fiscal 1998. The basic and diluted loss per share computation reflect dividends on the Series A Convertible Preferred Stock paid on March 31, 1998 and 1999.

Risk Factors Affecting Future Operating Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-KSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward looking statements made by us. The statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reformation Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. There can be no assurance that our Company (i) can predict the market acceptance of our products, (ii) will not face intense competition, (iii) will be able to obtain patent protection for our products and preserve our trade secrets; (iv) will continue the operations, as we may need additional financing and such financing may not be available as we are highly leveraged and may be unable to service our debt; and (v) will be successful because we are subject to stringent and continuing applicable federal regulations and may be subject to product liability claims; (vi) will be able to retain or hire key personnel.

     We may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which we have encountered with previous acquisitions. Future acquisitions by us may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on our business, operating results and financial condition.

     In recent years we have has experienced losses from operations and continue to suffer from a deficiency in available working capital. In fiscal 2000, we believe that we substantially improved our sales and gross profits, principally as a result of the acquisition of the electrosurgical business and the completion of equity financing of approximately $2.5 million through the combined conversion of debt to shares of Common Stock and the sale of Common Stock in the amount of $1,263,125. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. We may need to raise additional funds in order to implement the business plan, to find more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional funding may be unavailable on terms satisfactory to us, or at all if we raise additional funds by issuing equity securities, we may experience significant dilution and such securities may have rights senior to those of the holders of common stock. In addition, we provide no assurance if our Common Stock is delisted from trading or is ineligible for quotation due to changes in NASD listing requirements or if we fail to comply with any rules and regulations pursuant to NASD Rule 6530.

     Our ability to meet our planned growth will require substantial cash resources. The timing and amount of future capital requirements may vary significantly depending on numerous factors including regulatory, technical, competitive and other development in the healthcare industry. The planned expansion of our operations will place a significant strain on management, financial controls, operating system, personnel and other resources. The success of our products depends on several uncertain events and factors, including: the effectiveness of our marketing strategy and efforts, our product and service differentiation and quality, the extent of our network coverage, our ability to provide timely, effective customer support, our distribution and pricing strategies, as compared to our competitors, our failure to adequately protect our proprietary rights may harm our competitive position, our industry reputation and general economic conditions such as downturns in the healthcare markets.

Liquidity and Capital Resources

     Since inception, our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. As of February 29, 2000, we had federal and state net operating loss carry forwards of approximately $10,200,000. Our net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019. Our working capital at February 29, 2000 was $1,633,000 as compared to $1,313,000 at February 29, 1999, an increase of $320,000 due to the higher level of sales, receivable and inventory activity.

     Mr. Reiner has provided us a Working Capital Credit Facility of up to $750,000, bearing 12% interest per annum. The advances and accrued interest made under the Working Capital Credit Facility are due the earlier of (i) June 2001;
(ii) upon the closing of a minimum of $1,000,000 equity or debt financing by us; or (iii) upon default. In addition, Mr. Reiner has the option to convert all amounts under the Working Capital Credit Facility into our Common Stock at 100% of the average closing bid prices as reported on NASDAQ for the five (5) trading days preceding the conversion date. As of June 9, 2000, the amount due to Mr. Reiner under the Working Capital Credit Facility was approximately $488,800. See
Item 12 "Certain Relationships and Related Transactions."

     On March 20, 2000, Banc of America Commercial provided us with a 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). We agreed to pay Banc of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to us based on a percentage of eligible assets and is secured by a first position security interest on all of our assets. In addition, $250,000 of the Loan is personally guaranteed by Mr. Reiner. As of June 7, 2000, the outstanding balance on the Loan was $1,590,000 and approximately $100,000 in credit was available. The Loan is being used to provide working capital for current operations. In connection with the financing, we issued Banc of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003.

     From March 1999 through April 2000, we have significantly improved our balance sheet by adding approximately $2,630,000 of equity through the combined conversion of $1,285,000 of debt into shares of Common Stock and the purchase of Common Stock in the amount of $1,263,125 under the private placement memorandum, and $181,000 through employee stock option exercises. We incurred expenses of approximately $365,000 for finder's and consultant fees, and legal and accounting fees in connection with registration of securities issued under the private placement memorandum and stock option exercises. This registration statement registered 3,974,665 shares of Common Stock, was declared effective on April 21, 2000, and such shares were immediately eligible for sale into the open market.

     On March 4, 1999, we entered into a Consulting Agreement that was subsequently amended on September 21, 1999. We appointed IGC of New York, Inc. ("IGC") as our financial advisor. In its role as a financial advisor, IGC shall provide us assistance in connection with securing debt and equity financing, render advice on mergers and acquisitions and coordinate various meetings with our market makers and brokers. For providing these services, IGC has been retained for a monthly consulting fee of $8,000 for 24 months plus a percentage of the amount raised for senior secured debt, subordinated debt and private equity in the event IGC has acted as the introducing party to the transaction. In its role as a financial advisor, we also issued warrants to purchase 400,000 shares of our common stock, $0.002 par value, exercisable at $0.95 per share at any time until March 3, 2002, and such warrants shall have piggyback registration rights. In addition, upon the closing and funding of private placement financing in the gross amount of $7,000,000, IGC shall receive additional warrants to purchase 500,000 shares of our common stock at an exercisable price ranging from $0.95 to $1.70 per share. In the event we complete a secondary public stock offering and IGC was the introducing party which results in our raising gross proceeds in the amount of $7,000,000, IGC shall be (i) paid $150,000 at the closing, (ii) issued warrants to purchase 500,000 shares of our common stock at an exercie price of $0.95 per share, (iii) paid $192,000, payable $8,000 over the twenty-four (24) month period following the secondary public offering.

     On February 12, 1999, CCJ Trust ("CCJ") agreed to convert the amount of indebtedness owing to it from us in the amount of $159,750 (which consists of principal and accrued interest) into 39,938 shares of Series AA Preferred Stock. The Series AA Preferred Stock yields a 7% per annum non-cumulative dividend payable semi-annually in the form of additional shares of common stock, $0.02 par value, or cash at our option. The Series AA Preferred Stock features redemption and conversion rights during the two year period following the increase of shares.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

See page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

         The following table sets forth certain information regarding our executive officers and directors for the fiscal year ended February 29, 2000:

             Name                 Age                      Office
             ----                 ---                      ------
      Thomas F. Reiner            54        Chairman of the Board of Directors,
                                            Chief Executive Officer, President,
                                            Treasurer, and Director

      Joseph Barbrie              45        Vice President of Sales

      John O'Hanlon               43        Chief Financial Officer
                                            (Principal Accounting Officer)

      Michael Y. Granger          43        Director

      Allan J. Korn               56        Director

      Joel Flig                   46        Director

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has an audit and compensation committee composed of Messrs. Reiner, Granger, Korn and Flig. Messrs. Granger, Korn and Flig, who are not employees of our company, are paid $750 per meeting attended in person and $500 per meeting attended by phone as compensation for their services on the Board of Directors. Our members of the Board of Directors are eligible for reimbursement of expenses incurred in connection with their services on the Board. On April 17, 2000, Messrs. Granger, Korn and Flig each were granted options to purchases 25,000 shares of our Common Stock at an exercise price of $1.25 expiring April 17, 2004.

     The following is a summary of the business experience of each officer and director:

     Thomas F. Reiner Co-founded our company and has 28 years in the healthcare industry. He has been Chief Executive Officer, President and a director of our company since its organization in July 1987 and Chairman since January 1994. From 1972 to 1983, Mr. Reiner was employed by Sparta Instrument Corporation, becoming its President in 1979. Mr. Reiner Co-founded Healthmed in 1983, serving as Vice President of Sales and Marketing until 1985 and President until 1987. Mr. Reiner earned a B.S. degree in Business Management and holds an MBA degree in Finance and General Management from Fairleigh Dickinson University.

     Joseph Barbrie has been Vice President of Operations since March 1989 and Vice President of Sales since March 1996. From 1979 to 1989 he was employed by Superior Healthcare Group, becoming its director of purchasing/operations in 1984. Mr. Barbrie brings to our company over 21 years of healthcare industry expertise and is responsible for our worldwide sales as well as growing our company's strategic partnerships, direct sales and customer supportfunction. Mr. Barbrie earned an A.S. degree in Business Management from Johnson & Wales College.

     John F. O'Hanlon, CPA, comes to our company with extensive experience as a senior finance officer and has been Chief Financial Officer since March 2000. He was Chief Financial Officer at Genmark Automation from 1996 to 1999, an Independent Financial Consultant from 1990 to 1996, and Director of Finance for
J. J. Morris from 1984 to 1990. Mr. O'Hanlon earned a MBA degree in 1994 at the University of Texas in San Antonio, and a B.S. degree in Accounting from California State University at Hayward.

     Michael Y. Granger, a director of our company since June 1991, has been President of Ark Capital Management, Inc., an independent management consulting firm since April 1991. From March 1990 to April 1991, he was Vice President and Portfolio Manager for LINC Capital Management, a large independent health-care financial services company, where his responsibilities included providing financing for private health-care companies. Prior to joining LINC, Mr. Granger was an Investment Manager with Xerox Venture Capital, a $100 million early-stage venture capital fund, where he was responsible for identifying, selecting and managing investments in high technology companies. Earlier, he was a principal at CIGNA Venture Capital, Inc., an investment subsidiary of CIGNA Investments, where he was responsible for managing a $160 million private equity investment program. Mr. Granger's operating experience includes management positions at AT&T. Mr. Granger earned his Bachelor of Science degree in Electrical Engineering from the University of Massachusetts at Amherst and M.B.A. degree in Finance and General Management from Dartmouth College's Amos Tuck School of Business. Mr. Granger has been a venture capital professional since 1985.

     Allan J. Korn, a director of our company since February 1994, is an Adjunct Professor in the School of Business Administration at Union County College. From 1994 to 1997, he was Vice President of Sales and Marketing with A and Z Pharmaceutical, Inc. From 1994, he held the position of Vice President of Marketing for Ohm Labs, Inc. From March 1985, until September 1993, he held various sales and marketing executive positions with DuPont Multi-Source Products, Inc. Mr. Korn earned a B.A. degree in Economics from Queens College, Flushing, New York and an M.B.A. degree in Marketing from Fairleigh Dickinson University.

     Joel Flig, a director of our company since March 1998, has been President and CEO since November 1987 of Financial Solutions Group, Inc., an investment banking company, specializing in the placement of senior debt to middle market companies on a national basis. From 1981, he held the position of First Vice President for Union Chelsea National Bank. From June 1977, he held the position of Assistant Treasurer for Republic National Bank. Mr. Flig earned a Bachelors of Business Administration from Bernard Baruch College of the City of New York and an M.B.A. degree in Finance from St. John's University.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the compensation for services rendered to our Company in all capacities awarded to, earned by, or paid to the Chief Executive Officer. No other executive officer received compensation of more than $100,000 in the fiscal year ended February 29, 2000 or in the fiscal year ended February 28, 1999.

                                            Summary Compensation Table

                                                                                            Long-Term
                                                Annual Compensation                        Compensation
                                                -------------------                 -------------------------
                                                                               Other Annual   Awards     All Other
Name and Principal Position           Year         Salary          Bonus       Compensation   Options   Compensation
---------------------------           ----         ------          -----       ------------   -------   ------------
Thomas F. Reiner                     2000        $158,311(1)     $20,000        $23,625(2)    850,000(3)     $  --
     Chairman, Chief Executive       1999         275,581(1)     $  0           $ 7,543(2)    312,500(3)     $  --
     Officer, Treasurer, Director


(1) Includes salaries, automobile and insurance allowance. See "- Employment Agreements."

(2)  Represents an unpaid vacation accrual in Fiscal 2000 and 1999.

(3) Includes options to purchase an aggregate of 850,000 shares at prices ranging from $1.10 to $2.35 per share exercisable through various dates until February 2, 2007. See Item 12 "Certain Relationships and Related Transactions."

Option Grants in Last Fiscal Year

     The following table provides information on option grants during the year ended February 29, 2000 to the named executive officers:

                                Individual Grants

                            % of Total Options
                                Granted to
                   Options     Employees in
       Name        Granted      Fiscal Year    Exercise Price    Expiration Date
       ----        -------      -----------    --------------    ---------------
Thomas F. Reiner   350,000         31.4%            $2.35          June 14, 2006
Thomas F. Reiner   500,000         44.8%            $1.10       February 2, 2007

Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at February 29, 2000. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended February 29, 2000.

                           Number of                   Value of Unexercised
                      Unexercised Options             In-The-Money Options
                      at Fiscal Year End               at Fiscal Year End (1)
      Name        Exercisable     Unexercisable     Exercisable    Unexercisable
      ----        -----------     -------------     -----------    -------------
Thomas F. Reiner     1,530,335                0         $56,050               $0


(1) The closing price of the Common Stock on February 29, 2000 as reported by NASDAQ was $0.906

Employment Agreements

     On September 2, 1999, we entered into an Employment Agreement ("Agreement") through September 2, 2006, and subsequently amended such Agreement on March 2, 2000 with Thomas F. Reiner, our Chairman, President and CEO, which replaced an April 1996 Agreement with Mr. Reiner. The Agreement provides for a base salary of $245,000 per year, (with annual increases of 15% of the base salary), 50% of the Management Bonus, whole life, term life and disability insurance to be owned by Mr. Reiner, an automobile allowance, reimbursement of accrued interest, accrued salaries, benefits/tax reimbursement and participation in an options and bonus performance plan and significant termination payments to Mr. Reiner in the event the Agreement is canceled for any reason other than cause.

The options and bonus performance plan includes the following:

I.       Sales and Share Price Bonus
         ---------------------------

     Base Amounts:
     -------------

     Net Sales $2.5 Million
     Share Price: $1.00

         Minimum Net Sales
         and Share Price
         (as % Increase over                              Stock Options
         Base Amount)                Cash Bonus               Bonus
         ------------                ----------           --------------
                25%                     $10,000           100,000 shares
                50%                     $20,000           200,000 shares
                75%                     $30,000           300,000 shares
               100%                     $40,000           400,000 shares
               200%                     $50,000           500,000 shares
               300%                     $60,000           600,000 shares

II.      Net Income Bonus
         ----------------

         Minimum                                          Stock Options
         Net Income                  Cash Bonus               Bonus
         ----------                  ----------           --------------
         $100,000                       $10,000           100,000 shares
         $200,000                       $20,000           200,000 shares
         $250,000                       $30,000           300,000 shares
         $300,000                       $40,000           400,000 shares
         $350,000                       $50,000           500,000 shares
         $400,000                       $60,000           600,000 shares

Stock Option Plan and Stock Option Grants

     In 1987, we adopted our 1987 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees. In January 1994, our stockholders approved an increase in the number of stock options available under the Plan to a total of 250,000 options. The 1987 Stock Option Plan expired on July 1, 1997 and subsequently was extended to July 1, 2007. The Plan is administered by the Board of Directors, which determined those individuals who received options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price.

     The per share exercise price of the Common Stock subject to an incentive stock option or nonqualified option may not be less than the fair market value of the Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option is established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of our stock is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this provision.

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

     Options under the Plan must be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to our Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares.

     Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of our Company become available once again for issuance. As of May 30, 2000, options to purchase 250,000 shares have been granted under the Plan. On April 24, 2000, under the 1987 Employee Stock Option Plan, a total of 220,000 options were exercised having a total exercise value of $180,750.

Compensation Committee

     During the fiscal year 2000, our Compensation Committee ("Committee") was comprised of Mr. Reiner, Granger, Mr. Flig and Mr. Korn. The Committee is responsible for setting and conducting our company's policies governing annual executive salaries, bonuses (if any) and stock ownership programs. The Committee evaluates the performance of management and determines the compensation of the CEO and other executive officers based on achievement of sales, operational and financial targets. Our executive officers and key management compensation program consists of base salary, bonus, and long-term compensation in the form of stock options. The compensation program is designed to achieve the following objectives:

     o Attract, retain and motivate quality executives who possess the necessary leadership and management skills.

     o Provide a stock-based compensation to provide longer-term motivation in order to maximize shareholder value.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Our officers and directors may be able to control the outcome of most corporate actions requiring stockholder approval. Our directors and officers control approximately 55% of our outstanding common stock. Due to this concentration of direct ownership and the shares held in an irrevocable voting trust, we may be able to prevail on all matters requiring a stockholder vote, including: (i) the election of directors, (ii) the amendment of our organizational documents, or (iii) the approval of mergers, sales of assets or other major corporate transactions.

     The following table sets forth certain information concerning stock ownership of our $.002 par value Common Stock by all persons known to us to own beneficially 5% or more of the outstanding shares of Common Stock, by each director, by all individuals named in the "Summary Compensation Table" of "Item
10. Executive Compensation" section and by all directors and officers as a group, as of June 9, 2000. Excluding Charles C. Johnston and Affiliates, none of the named individuals or any other executive officers own any shares of 1992 Preferred Stock or Series A Preferred Stock nor does any person own beneficially 5% or more of the outstanding shares of 1992 or Series A Preferred Stock. For purposes of determining the percentage ownership of the individuals and group listed in the table, the 1992 Preferred Stock and the Common Stock have been treated as one class, since both classes are entitled to vote share for share on all matters on which the Common Stock is entitled to vote. The Series A Preferred Stock has not been included as it is non-voting.

     We know of no arrangements that will result in a change in control at a date subsequent hereto. Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of our address at 2100 Meridian Park Blvd., Concord, California 94520. The table reflects all shares of Common Stock which each individual has the right to acquire within 60 days from the date hereof upon exercise of options, warrants, rights or other conversion privileges or similar obligations.


                                                                    Number of           Percent of
                                                                   Shares of             Class of
                                                                      Common              Common
       Name                                                         Stock Owned         Stock Owned
       ----                                                         -----------         -----------
       Thomas F. Reiner (1)                                         9,370,188              81.40%
       Joseph Barbrie (2)                                             100,418                .87%
       Joel Flig (3)                                                   35,000                .30%
       John O'Hanlon                                                  125,000               1.09%
       Michael Y. Granger (4)                                          38,834                .34%
       Allan J. Korn (4)                                               35,834                .31%
       Charles C. Johnston and Affiliates (5)                       1,791,731              15.56%
       All officers and directors as a group (six persons) (6)      9,705,274              84.31%

(1) Includes shares and (i) 1,630,335 shares issuable upon exercise of options at prices ranging from $.59 to $13.50 per share through various dates until June 10, 2007; (ii) 4,991,356 shares and 1,635,452 options to purchase shares for which Mr. Reiner acts as trustee under a voting trust agreement;
     (iii) 295,167 shares and options to purchase shares currently owned by Mr. Reiner's daughter; (iv) 952,986 shares contingently issuable to Mr. Reiner pursuant to a Stock Escrow Agreement dated May 8, 1998 which provides Mr. Reiner with full voting rights until their release.
(2) Includes 2,084 shares issuable upon exercise of options at $13.50 per share until February 14, 2004; 8,334 shares issuable upon exercise of options at $2.40 per share until December 4, 2003; and 40,000 shares issuable upon exercise of options at $1.25 per share until June 5, 2004: and 50,000 shares issuable upon exercise of options at $1.00 per share until September 17, 2004.
(3) Includes 10,000 shares of common stock issuable upon exercise of options at $1.00 until July 25, 2000: and includes 25,000 shares of common stock issuable upon exercise of options until April 17, 2004.
(4) Includes 1,667 and 834 shares of Common Stock issuable upon exercise of options to Messrs. Granger and Korn, respectively, at $13.50 per share at any time until February 14, 2004 and 1,667 shares of Common Stock each issuable upon exercise of options at $2.40 per share until December 4, 2003 and 10,000 shares issuable to each of Messrs. Granger and Korn upon exercise of options at $1.25 per share until June 4, 2005; and includes 25,000 shares of common stock issuable upon exercise of options at $1.25 per share until April 17, 2004.
(5) Includes shares and warrants owned by Mr. Johnston or by companies controlled by Mr. Johnston which entitle them to purchase up to 6,667 shares at $12.60 per share at any time until August 18, 1999, 8,334 shares at $2.25 per share at any time until January 4, 1999, 20,834 shares at $3.00 per share at any time until July 18, 1999, and 16,667 shares at $.60 per share at any time until March 17, 2001, 39,938 Preferred shares, (or converted as 179,721 common shares) and 150,000 shares at $0.75 at any time until August 3, 2001.
(6) Includes an aggregate of 4,143,873 shares of Common Stock issuable upon exercise of currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Management is of the opinion that each transaction described below between us and our officers, directors or stockholders was on terms at least as fair to us as had the transaction been concluded with an unaffiliated party. All material transactions between us and our officers, directors or principal stockholders are subject to approval by a majority of our directors not having an interest in the transaction. There are currently three outside directors. Mr. Reiner is our Chairman, Chief Executive Officer and President.

     Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees from Mr. Reiner for which he has been compensated by us. In addition, from time to time, Mr. Reiner has provided us with the working capital in order to continue to operate our business.

     On June 11, 1998, subject to the terms and conditions of the May 31, 1997 Working Capital Credit Facility ("WCCF"), Mr. Reiner agreed to increase the WCCF up to $500,000 and subsequently on June 3, 1999, Mr. Reiner increased the WCCF to $750,000. As of February 29, 2000, the amount due to Mr. Reiner under the WCCF was approximately $475,607plus accrued interest of $12,605. Interest during the Fiscal 2000 under the WCCF totaled approximately $54,417.

     In addition, from March 1999 through May 2000, we issued to Mr. Reiner 1,100,000 options, at exercise prices ranging from $0.59 to $2.35 in consideration of the substantial efforts undertaken by Mr. Reiner, including increasing sales by 55% from prior fiscal year, completing a private placement of $2.5 million of equity, his providing personal guarantees to our senior lender, capital equipment leases and loan guarantees in connection with the Olsen acquisition, and obtaining ISO 9001 and CE Mark certification for the electrosurgical products which will permit us to expand our distribution network into the European market.

     On July 30, 1998, J & C Resources ("J & C") agreed to convert the amount of indebtedness owing to it from us in the amount of $751,300 into shares of common stock, $0.02 par value, at a conversion price of $0.75 per share. The conversion resulted in J & C being issued 1,001,733 shares of our common stock.

     On February 12, 1999, CCJ Trust ("CCJ") agreed to convert the amount of indebtedness owing to it from us in the amount of $159,750 (which consists of principal and accrued interest) into 39,938 shares of Series AA Preferred Stock. The Series AA Preferred Stock yields a 7% per annum non-cumulative dividend payable semi-annually in the form of additional shares of common stock, $0.02 par value, or cash at our option. The Series AA Preferred Stock features redemption and conversion rights during the two year period following the issuance of shares.

     On June 8, 1999, we acquired all of the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen"), and subsequently, Mr. Reiner was asked to personally guarantee certain obligations, including certain lease contracts for computers, telephones and for an unsecured working capital line of credit with Wells Fargo Bank. Mr. Reiner agreed to provide his guarantee on behalf of Olsen. For providing the guarantee of the Olsen obligations and, as the guarantee is beneficial to our shareholders and overall business and operations, on September 2, 1999, Mr. Reiner was issued 550,000 restricted shares of our Common Stock, par value $0.002, which shares are to be held in escrow until our obligations are fully paid, or unless extended. In addition, Mr. Reiner was further asked to personally guarantee certain obligations, including certain lease contracts for computers and telephone, and a $125,000 unsecured working capital line of credit with Wells Fargo Bank. Upon release of the shares from escrow, assuming use of the fair market value for Sparta's common stock on June 8, 2000, the charge to earnings would be approximately $495,000.

     On April 21, 2000 under the 1987 Employee Stock Option Plan, Mr. Reiner exercised 50,000 shares of our common stock at $0.59. In addition, certain key employees also exercised options of 170,000 options at an exercise price ranging from $0.75 to $1.00 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-K
-------------------------------------------
         a.       Exhibits:

       Exhibit No.                    Title
       -----------                    -----

        3(a)          Certificate of Incorporation (BioMetallics, Inc.) (1)
        3(b)          Restated Certificate of Incorporation
                      (BioMetallics, Inc.) (1)
        3(c)          Bylaws (BioMetallics, Inc.) (1)
        3.1           Certificate for Renewal of Certificate of Incorporation of
                      the Registrant. (1)
        3.2           Amendment to Restated Certificate of Incorporation of the
                      Registrant. (1)
        3.3           Restated Certificate of Incorporation of the
                      Registrant.(1)
        3.4           Restated Certificate of Incorporation of the
                      Registrant. (1)
        3.5           Certificate of Amendment of Restated Certificate of
                      Incorporation of the Registrant. (2)

        3.6           Certificate of Designation of Preferences for Series A
                      Preferred Stock. (3)
        3.7           Articles of Incorporation of Sparta Maxillofacial
                      Products, Inc. (3)
        3.8           Bylaws of Sparta Maxillofacial Products, Inc. (3)
        3.9           Restated Bylaws of the Registrant. (3)
        3.10          Bylaws of the Registrant (April 1994.) (3)
        3.11          Certificate  of Amendment of Restated  Certificate  of
                      Incorporation  and  Certificate  of  Designations  and the
                      Terms and Conditions and Relative  Rights and  Preferences
                      of Series A Convertible Preferred Stock and Certificate of
                      Designations of Redeemable  Convertible Preferred Stock of
                      the Registrant.  (7)
       10.77          Asset  Purchase  Agreement dated
                      December 7, 1995 between the Registrant and Tecnol Medical
                      Products, Inc. (4)
       10.78          Restructuring of Loan and Warrants Agreement  dated
                      December 1, 1995 between the Registrant and Arbora A.G.(4)
       10.79          Security  Agreement dated January 31, 1996  between  the
                      Registrant  and  FINOVA  Capital Corporation.  (5)
       10.80          Loan  Document  Release From Escrow Letter dated March 11,
                      1996  between the  Registrant  and FINOVA Capital
                      Corporation. (5)
       10.81          Voting Trust Agreement between Arbora A.G. and
                      Mr. Reiner. (6)
       10.82          Voting Trust Agreement between Ulrich Rud and Rudolph
                      Hugi, jointly and Mr. Reiner.(6)
       10.83          Stock Option Agreement dated December 12, 1995 with
                      Mr. Reiner. (6)
       10.84          Restated Employment Agreement dated April 8, 1996
                      - Mr. Reiner. (6)
       10.87          Stock Option Agreement dated March 18, 1997 with
                      Mr. Reiner. (7)
       10.88          Stock Option Agreement dated March 18, 1997 with
                      Mr. Reiner. (7)
       10.89          Debt Repayment Agreement dated April 23, 1997 by and
                      between the Registrant and Mr. Reiner. (7)
       10.92          Loan and Security Agreement dated July 25, 1997 between
                      the Registrant and NationCredit Commercial Funding
                      Division of Banc of America Commercial Corporation. (8)
       10.93          Stock Option Agreement dated July 25, 1998 with
                      Mr. Thomas F. Reiner. (8)
       10.94          Stock Escrow Agreement dated May 8, 1998 between the
                      Registrant and Mr. Reiner.
       10.95          Agreement Regarding Indebtedness dated May 8, 1998 between the Registrant and Mr. Reiner.
        16.1          Letter from Angell & Deering agreeing to the statements
                      made in the Form 8-K regarding the dismissal of
                      independent accountant. (9)
        23.1          Consent of Grant Thornton LLP, Independent Auditors
          27          Financial Data Schedule.


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

(8)  Incorporated by reference to the Registrant's Form 8-K dated July 25, 1997.

(9)  Incorporated by reference to the Registrant's Form 8-K dated October 9,
     1997.

(10) Previously filed as a part of the Registrant's Registration Statement, File No. 333-34528, declared effective April 20, 2000.

(11) Previously filed as a part of the Registrant's Registration S8 1986Employee Stock Option Plan


b.        Reports on Form 8-K:


          The Registrant filed a Form 8-K dated May 27, 1999 disclosing that the company signed a letter of intent to acquire all of the assets of Western Medical Services, Inc.

          The Registrant filed a Form 8-K dated June 23, 1999 disclosing that its wholly owned subsidiary Sparta Olsen Electrosurgical, Inc acquired all of the outstanding common stock of Olsen Electrosurgical, Inc.

          The Registrant filed a Form 8-K dated July 19, 1999 disclosing that it has borrowed $200,000 from Spags, N.V.

          The Registrant filed a Form 8-K dated September 8, 1999 disclosing that it has borrowed $485,000 from Spags, N.V.

          The Registrant filed a Form 8-K dated November 23, 1999 disclosing that it has borrowed $350,000 from Spags, N.V. and the registrant also repaid a loan to Sheldon S. Kabaker, M.D.

          The Registrant filed a Form 8-K dated December 3, 1999 disclosing that had signed a non-binding letter of intent to acquire all of the assets of Home Med-Equip Co.

          The Registrant filed a Form 8-K dated January 14, 2000 indicating that Flynn Von Shurbert and Associates, s.a. purchased 250,000 shares of Common stock for $210,875.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on June 9, 2000.



                                                  SPARTA SURGICAL CORPORATION
                                                  By: /s/ Thomas F. Reiner
                                                      --------------------
                                                      Thomas F. Reiner
                                                      Chairman of the Board
                                                      President & CEO

                                                  By: /s/ John F. O'Hanlon
                                                      --------------------
                                                      John F. O'Hanlon
                                                      Chief Financial Officer
                                                  (Principal Accounting Officer)


     Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on the dates indicated.

      Signature                         Title                       Date
      ---------                         -----                       ----



/s/ Thomas F. Reiner              Chairman of the                June 9, 2000
-----------------------           Board of Directors             ------------
Thomas F. Reiner                  Chief Executive Officer,
                                  President, Treasurer,
                                  and Director



/s/ John O'Hanlon                 Chief Financial Officer        June 9, 2000
-----------------------                                          ------------
John O'Hanlon



/s/ Michael Y. Granger            Director                       June 9, 2000
-----------------------                                          ------------
Michael Y. Granger



/s/ Allan J. Korn                 Director, Secretary            June 9, 2000
-----------------------                                          ------------
Allan J. Korn



/s/ Joel Flig                     Director                       June 9, 2000
-----------------------                                          ------------
Joel Flig

                           SPARTA SURGICAL CORPORATION
                           ---------------------------

                      Consolidated Financial Statements and
               Report of Independent Certified Public Accountants

                     February 29, 2000 and February 28, 1999

               Report of Independent Certified Public Accountants
               --------------------------------------------------





Board of Directors and Stockholders
Sparta Surgical Corporation

We have audited the accompanying consolidated balance sheet of Sparta Surgical Corporation (the "Company") as of February 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of February 29, 2000, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ GRANT THORNTON LLP
----------------------
GRANT THORNTON LLP

San Jose, California
May 19, 2000


                                Sparta Surgical Corporation
                                 CONSOLIDATED BALANCE SHEET
                                     February 29, 2000


                                           ASSETS

Current assets
    Cash                                                                          $     61,000
    Accounts receivable, net of allowance for doubtful accounts of $44,000             405,000
    Other receivables                                                                  300,000
    Inventories                                                                      2,650,000
    Other                                                                               56,000
                                                                                  ------------
Total current assets                                                                 3,472,000

Property and equipment, net                                                            788,000

Other assets
    Intangible assets                                                                1,090,000
    Other                                                                               68,000
                                                                                  ------------
Total other assets                                                                   1,158,000
                                                                                  ------------

Total assets                                                                      $  5,418,000
                                                                                  ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term obligations                                      $    390,000
    Accounts payable - trade                                                         1,025,000
    Accrued expenses                                                                   424,000
                                                                                  ------------
Total current liabilities                                                            1,839,000

Revolving credit facilities and long-term obligations                                1,810,000

Stockholders' equity
    Preferred stock: $4.00 par value, 2,000,000 shares authorized;
       1992 non-cumulative convertible redeemable preferred stock: 165,000 shares
       authorized, 82,783 shares issued and outstanding respectively                   331,000
       Series A cumulative convertible redeemable preferred stock: 30,000 shares
       authorized, 28,068 shares issued and outstanding                                112,000
       Series AA cumulative convertible redeemable preferred stock: 875,000 shares
       shares authorized, 39,938 shares issued and outstanding                         160,000
    Common stock: $0.002 par value, 8,000,000 shares authorized, 7,707,928
    shares issued and outstanding                                                       12,000
    Additional paid in capital                                                      13,296,000
    Accumulated deficit                                                            (12,142,000)
                                                                                  ------------
Total stockholders' equity                                                           1,769,000
                                                                                  ------------

Total liabilities and stockholders' equity                                        $  5,418,000
                                                                                  ============


See accompanying notes to consolidated financial statements.



                                   Sparta Surgical Corporation

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the years ended February 29, 2000 and February 28, 1999


                                                                           2000           1999
                                                                       -----------    -----------

Net sales                                                              $ 3,077,000    $ 1,984,000
Cost of sales                                                            1,590,000      1,028,000
                                                                       -----------    -----------

Gross profit                                                             1,487,000        956,000

Selling, general and administrative expenses                             1,663,000        927,000
Depreciation and amortization expenses                                     281,000        198,000
Research, development and engineering expenses                             142,000           --
                                                                       -----------    -----------

Loss from operations                                                      (599,000)      (169,000)

Other income (expense):
Interest expense                                                          (356,000)      (358,000)
Cost of debt issuance                                                   (1,310,000)      (265,000)
Litigation settlements                                                        --          214,000
Gain (loss) on disposition of long-term liabilities                       (120,000)       199,000
Expense of disposition of long-term liabilities
Other                                                                       77,000         35,000
                                                                       -----------    -----------
Total other income (expense)                                            (1,709,000)      (175,000)
                                                                       -----------    -----------

Net loss                                                                (2,308,000)      (344,000)

Preferred stock dividends                                                  (42,000)       (42,000)
                                                                       -----------    -----------

Net loss applicable to common stockholders                             $(2,350,000)   $  (386,000)
                                                                       ===========    ===========

Basic and diluted net loss per common share                            $     (0.79)   $     (0.28)
                                                                       ===========    ===========

Shares used to calculate basic and diluted net loss per common share     2,969,744      1,395,276
                                                                       ===========    ===========


See accompanying notes to consolidated financial statements.




                                                  Sparta Surgical Corporation

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Two years ended February 29, 2000


                                                    1992                    Series A Cumulative               Series AA
                                                 Redeemable                      Redeemable                   Redeemable
                                              Preferred Stock                 Preferred Stock               Preferred Stock
                                        ----------------------------    ---------------------------   ---------------------------
                                           Shares          Amount          Shares         Amount         Shares         Amount
                                        ------------    ------------    ------------   ------------   ------------   ------------
Balance at February 28, 1998                 122,583         490,000          28,068        112,000           --             --

  Preferred stock dividends paid
    in common stock                             --              --              --             --             --             --
  Issuance of common stock                      --              --              --             --             --             --
  Conversion of preferred stock
    into common stock                         (6,000)        (24,000)           --             --             --             --
  Conversion of debt into
    common and preferred stock                  --              --              --             --           39,938        160,000
  Issuance of common stock
    under escrow agreement                      --              --              --             --             --             --

Issuance of warrants with debt                  --              --              --             --             --             --
Net loss                                        --              --              --             --             --             --
                                        ------------    ------------    ------------   ------------   ------------   ------------

Balance at February 28, 1999                 116,583    $    466,000          28,068   $    112,000         39,938   $    160,000
                                        ============    ============    ============   ============   ============   ============

  Preferred stock dividends paid
    in common stock                             --              --              --             --             --             --
  Issuance of common stock in
    Private Placement                           --              --              --             --             --             --
  Conversion of preferred stock
    into common stock                        (33,800)       (135,000)           --             --             --             --
  Issuance of common stock in
    connection with debt and equity
    financing                                   --              --              --             --             --             --
  Conversion of debt into
    common stock                                --              --              --             --             --             --
  Issuance of common stock
    under escrow agreement                      --              --              --             --             --             --
  Issuance for purchase of Olsen
    Electrosurgical                             --              --              --             --             --             --
  Net loss                                      --              --              --             --             --             --
                                        ------------    ------------    ------------   ------------   ------------   ------------

Balance at February 29, 2000                  82,783    $    331,000          28,068   $    112,000         39,938   $    160,000
                                        ============    ============    ============   ============   ============   ============


Table continues on following page.




                                         Sparta Surgical Corporation

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)

                                      Two years ended February 29, 2000




                                               Common Stock            Additional
                                        ---------------------------     Paid-In      Accumulated
                                           Shares         Amount        Capital        Deficit          Total
                                        ------------   ------------   ------------   ------------    ------------


Balance at February 28, 1998               1,578,207          2,000      8,257,000     (9,406,000)       (545,000)

  Preferred stock dividends paid
    in common stock                           32,487           --           42,000        (42,000)           --
  Issuance of common stock                    40,180           --             --             --              --
  Conversion of preferred stock
    into common stock                          2,000           --           24,000           --              --
  Conversion of debt into
    common and preferred stock             1,001,733          2,000        749,000           --           911,000
  Issuance of common stock
    under escrow agreement                   225,000           --             --             --              --

Issuance of warrants with debt                  --             --          200,000           --           200,000
Net loss                                        --             --             --         (344,000)       (344,000)
                                        ------------   ------------   ------------   ------------    ------------

Balance at February 28, 1999               2,879,607   $      4,000   $  9,272,000   $ (9,792,000)   $    222,000
                                        ============   ============   ============   ============    ============

  Preferred stock dividends paid
    in common stock                           31,717           --           42,000        (42,000)           --
  Issuance of common stock in
    Private Placement                        990,000          2,000        608,000           --           610,000
  Conversion of preferred stock
    into common stock                         11,267           --          135,000           --              --
  Issuance of common stock in
    connection with debt and equity
    financing                              1,380,337          3,000      1,307,000           --         1,310,000
  Conversion of debt into
    common stock                           1,035,000          2,000      1,083,000           --         1,085,000
  Issuance of common stock
    under escrow agreement                   980,000           --             --             --              --
  Issuance for purchase of Olsen
    Electrosurgical                          400,000          1,000        849,000           --           850,000
  Net loss                                      --             --             --       (2,308,000)     (2,308,000)
                                        ------------   ------------   ------------   ------------    ------------

Balance at February 29, 2000               7,707,928   $     12,000   $ 13,296,000   $(12,142,000)   $  1,769,000
                                        ============   ============   ============   ============    ============


See accompanying notes to consolidated financial statements.


                                        Sparta Surgical Corporation

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended February 29, 2000 and February 28, 1999


                                                                                       2000           1999
                                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss                                                                        $(2,308,000)   $  (344,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                   265,000        198,000
       Amortization of debt issuance costs, including warrants                       1,339,000        265,000
       Loss on disposals of property and equipment                                      32,000           --
       Loss on recovery (gain on disposition) of long-term liabilities                 120,000       (199,000)
       Litigation settlements                                                             --         (214,000)
       Changes in operating assets and liabilities:
          Accounts receivable                                                         (396,000)        53,000
          Inventories                                                                 (373,000)       139,000
          Other assets                                                                 107,000        (97,000)
          Accounts payable and accrued expenses                                        (77,000)        16,000
                                                                                   -----------    -----------
            Net cash used in operating activities                                   (1,291,000)      (183,000)

Cash flows from investing activities:
   Capital expenditures                                                                (35,000)       (10,000)
   Payments made for covenant not to compete                                          (228,000)          --
   Cash acquired in acquisition of subsidiary                                           14,000           --
                                                                                   -----------    -----------
            Net cash used in investing activities                                     (249,000)       (10,000)

Cash flows from financing activities:
   Sale of common stock                                                                610,000           --
   Borrowings (repayments) on lines of credit, net                                     (92,000)       181,000
   Proceeds from borrowings on long-term debt                                        1,577,000        150,000
   Principal payments on long-term debt                                               (495,000)      (121,000)
   Debt issuance costs incurred                                                           --          (17,000)
                                                                                   -----------    -----------
            Net cash provided by financing activities                                1,600,000        193,000
                                                                                   -----------    -----------

            Net change in cash and cash equivalents                                     60,000           --

Cash and cash equivalents at beginning of year                                           1,000          1,000
                                                                                   -----------    -----------

Cash and cash equivalents at end of year                                           $    61,000    $     1,000
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                                      $   317,000    $   308,000
     Income taxes                                                                         --             --

Supplemental disclosure of non-cash investing and financing activities:
-----------------------------------------------------------------------

   In 2000 and 1999, the Company converted $1,085,000 and $911,000, respectively, of long-term debt and accrued interest into Company stock. The
   Company also issued stock and warrants of $1,310,000 and $200,000 in connection with obtaining long-term debt and equity financing in 2000 and 1999, respectively. During 2000 the Company aquired $72,000 of property and equipment through capital lease obligations.


See accompanying notes to consolidated financial statements.

                                      F-7

                           Sparta Surgical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     February 29, 2000 and February 28, 1999


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Sparta Surgical Corporation (the "Company") was incorporated in Delaware on July 15, 1987. The Company develops, manufactures, distributes and markets, surgical and electrotherapy products for the worldwide healthcare industry.

   Principles of Consolidation
   ---------------------------

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Revenue Recognition
   -------------------

      The Company recognizes revenue when goods are shipped. Goods are generally warranted for 30 days for most products, and one year for electrosurgical products.

   Inventories
   -----------

      Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. The Company reserves for inventory obsolescence and shrinkage on a specific identification basis.

   Cash Equivalents
   ----------------

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

   Basic and Diluted Net Loss Per Share
   ------------------------------------

      Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied.

                                                             Year Ended
                                                      --------------------------
                                                      February 29,  February 28,
                                                           2000         1999
                                                        ---------    ----------

Numerator:
  Net Loss applicable to common stockholders           (2,350,000)     (386,000)

Denominator
   Average outstanding during the year                  4,325,735     2,348,262
   Less: Shares subject to Escrow agreement             1,355,991       952,986
                                                       ----------    ----------
Number of shares on which EPS shares is calculated      2,969,744     1,395,276
                                                       ==========    ==========
Basic and diluted loss per common share                $    (0.79)   $    (0.28)

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


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

             Non-compete agreements                          5 years
             Goodwill                                   5 - 15 years
             Patents and licensing agreements               10 years

   Stock-Based Compensation
   ------------------------

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the excess of the fair value of the Company's stock on the measurement date over the amount an employee must pay to acquire the stock.

   Income Taxes
   ------------

      Income taxes are computed using an asset and liability method. Under an asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates and laws. A valuation allowance is provided when deferred tax assets are not expected to be realized.

   Fair Value of Financial Instruments
   -----------------------------------

      The fair value of cash, accounts receivable and trade payables approximates carrying value due to the short term nature of such instruments. The fair value of long term obligations from financial institutions approximates carrying value based on terms available for similar instruments. The fair value of long term obligations with related parties and individuals is not determinable due to the terms of the debt and no comparable market for such debt.

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Use of Estimates
   ----------------

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Concentrations
   --------------

      The Company provides credit, in the normal course of business, to a large number of distributors and wholesalers, concentrated in the medical supply industry. Accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations. One customer accounted for 20% of net sales for the year ended February 28 1999, but no customer accounted for more than 10% of the sales activity during the year ended February 29, 2000. In 2000 and 1999, the Company purchased products from several vendors who were single sources for the product. Purchases from one certain vendor were 10% and 43% of total cost of sales for the years ended February 29, 2000 and February 28, 1999, respectively. The Company has identified an alternate supplier for this product; however, no purchases have been made from this vendor.

   Reclassifications
   -----------------

      Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.


NOTE 2 - INVENTORY

   Inventory consists of the following categories:

      Raw Material                                              $  363,000
      Finished Goods                                             2,287,000
                                                                ----------
                                                                $2,650,000
                                                                ==========
NOTE 3 - PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

      Equipment                                               $ 1,091,000
      Leasehold improvements                                       17,000
                                                              -----------
                                                                1,108,000
      Less accumulated depreciation and amortization             (320,000)
                                                              -----------
                                                              $   788,000
                                                              ===========
NOTE 4 - INTANGIBLE ASSETS

   Intangible assets consists of the following:

    Goodwill, net of accumulated amortization of $558,000             $  768,000
    Patents, net of accumulated amortization of $235,000                 116,000
    Non compete agreement, net of accumulated amortization of $32,000    206,000
                                                                      ----------
           Total                                                      $1,090,000
                                                                      ==========

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 5 - REVOLVING CREDIT FACILITIES AND LONG-TERM OBLIGATIONS

   Revolving credit facilities and long-term obligations consist of the following:

      The Company has a revolving credit facility with a
      financial institution (the "Bank Line") that bears interest at prime (8.75% at February 29, 2000) plus 3% and expires
      in July 2001. Borrowings under this line of credit are
      limited to the lesser of 85% of eligible accounts
      receivable and 55% of eligible inventory or $2,500,000. The line of credit facility is collateralized by substantially all assets of the Company and is guaranteed by Mr. Thomas
      F. Reiner, the Company's President, Chief Executive Officer
      and Chairman, up to $250,000. At February 29, 2000, as a
      result of the borrowing limits, the Company had no amounts available under this line. This credit facility was replaced
      in March 2000. See note 15.                                   $ 1,228,000

      Mr. Reiner has provided the Company with a $750,000 line of credit (the "Reiner Line") that bears interest at 12%.
      Borrowings under this line of credit are due in June 2001.
      Mr. Reiner may convert any outstanding balance into common stock at 100% of the average trading price of the Company's
      common stock.                                                     475,000

      4.5% installment note due in 2001, variable principal and
      interest payments from $4,000 to $10,000 per month.               117,000

      7% unsecured installment note due in 2000, monthly
      principal and interest payments of $3,000.                         11,000

      Installment loan with a bank, payable in thirty-five
      consecutive monthly principal payments of $3,422 plus
      interest through August 15, 2000, with balance due
      September 15, 2000. The loan accrues interest at a variable rate which is determined monthly and is equal to the
      lender's prime rate plus 5%. The loan is collateralized by
      a security interest in certain assets of the Company.              16,000

      Unsecured short-term note payable in monthly installments
      of $5,000 bearing annual interest of 8.25%.                        17,000

      Revolving credit facility for $75,000 with a financial
      institution that bears interest at prime plus 5.5%. The
      line of credit is collateralized by various assets of the
      Company and expires in July 2004.                            -     67,000

      Bridge financing loans outstanding at February 29, 2000.
      During the period March 1999 through February 2000, the
      Company borrowed $1,510,000 of financing from various
      individual investors. These individual loans range from
      $25,000 to $485,000, with interest rates ranging from 7% to
      12%. The proceeds from these loans are designated to be
      used primarily for working capital and legal and accounting expenses related to the various acquisitions that the
      Company has targeted. Of the total of $1,510,00 total,
      $225,000 was repaid, $1,085,000 was converted intro equity prior to February 29, 2000, and $200,000 was converted to
      equity in March 2000.                                             200,000

      Obligations under capital leases                                   69,000
                                                                    -----------

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 5 - REVOLVING CREDIT FACILITIES AND LONG-TERM OBLIGATIONS (continued)

                                                                      2,200,000
      Less current portion                                             (390,000)
                                                                    -----------

      Long-term debt                                                $ 1,810,000
                                                                    ===========

   Installments due on debt principal, including the capital leases, are as follows:

       Year ending February 28,
       ------------------------
                 2001                                               $   390,000
                 2002                                                   501,000
                 2003                                                 1,259,000
                 2004                                                    31,000
                 2005                                                    19,000
                                                                    -----------

                                                                    $ 2,200,000
                                                                    ===========

   In 1999, the Company issued warrants to purchase 300,000 shares of common stock in connection with the issuance of long term-debt. The Company determined the aggregate fair value of these warrants and shares to be $200,000 and is amortizing this amount as interest expense over the life of the related debt. As of February 29, 2000, the Company had 209,000 warrants outstanding, which had been issued in connection with long-term debt.


NOTE 6 - INCOME TAXES

   No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through February 29, 2000. The following table sets forth the primary components of deferred tax assets at February 29, 2000:

      Net operating loss and credit carryforwards             $ 3,000,000
      Non-deductible reserves and expenses                        520,000
                                                              -----------
             Gross deferred tax assets                          3,520,000

      Valuation allowance                                      (3,520,000)
                                                              ===========

                                                              $      --
                                                              -----------

      The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. During fiscal 2000 the valuation allowance increased $300,000. At February 29, 2000, the Company had approximately $8,210,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire from 2007 to 2020. Additionally, the Company has approximately $1,945,000 of state net operating loss carryforwards for tax reporting purposes which will expire from 2000 to 2005.


NOTE 7 - STOCKHOLDERS' EQUITY

   Amendment to Authorized Common
   ------------------------------

      The Company has a shareholder vote scheduled for June 16, 2000 regarding a proposal by management to increase the number of authorized shares from 8,000,000 to 25,000,000.

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


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

      1992 Preferred Stock. The Company has authorized 165,000 shares of Non-Cumulative Convertible Redeemable Preferred Stock (the "1992 Preferred Stock"). The holders of the 1992 Preferred Stock shall be entitled to receive non-cumulative dividends, at the rate of 10% per annum or $.40 per share, for each year that the Company has net income after taxes. The holders of the 1992 Preferred Stock are entitled to vote on all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the number of full shares of common stock into which the shares of 1992 Preferred Stock could be converted. Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of one share of common stock. Each preferred share is subject to redemption at the Company's option at $4.00 per share under certain conditions. The liquidation preference for the 1992 Preferred Stock is $4.00 per share. Warrants issued with the 1992 Preferred Stock expired in the year ended February 28, 1998.

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 7 - STOCKHOLDERS' EQUITY (continued)

      Series A Preferred Stock. The Company has authorized 30,000 shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The holders of the Series A Preferred Stock receive cumulative dividends at the quarterly rate of $0.375 per share. The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock has one vote. The Series A Preferred Stock is redeemable at the Company's option, for cash at $10.00 per share plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible into shares of common stock at the rate of 0.833 shares of common stock for each share of Series A Preferred Stock. The liquidation preference for the Series A Preferred Stock is $10.00 per share. The 1992 Preferred Stock carries liquidation rights senior to the Series A Preferred Stock.

      Series AA Preferred Stock. The Company has authorized 875,000 shares of Series AA Convertible Redeemable Preferred Stock (the "Series AA Preferred Stock"). The holders of the Series AA Preferred Stock receive cumulative dividends at the annual rate of $0.28 per share, payable semi-annually. The holders of the Series AA Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series AA Preferred Stock has one vote. The Series AA Preferred Stock is convertible at any time through February 10, 2001 into shares of common stock at the rate of 9 shares of common stock for each two shares of Series AA Preferred Stock. The Series AA Preferred Stock will automatically be converted into common stock at this rate in the event that the daily average bid and ask price of the common stock averages $3.00 per share or more over a thirty consecutive day period through February 10, 2001. At any time subsequent to February 10, 2001, each two shares of Series AA Preferred Stock are redeemable at the Company's option, for cash at $10.00 or $8.00, plus any accrued and unpaid dividends, in the event that the daily average bid and ask price of the common stock averages at least $2.00 per share or $3.00 per share, respectively, over a thirty consecutive day period. The liquidation preference for the Series AA Preferred Stock is $4.00 per share. The 1992 Preferred Stock and Series A Preferred Stock carry liquidation rights senior to the Series AA Preferred Stock.

   Stock Options and Warrants
   --------------------------

      The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. The Plan expired in 1997. Options granted under the Plan generally vested within one year and terminate between five and ten years from the date of grant. In April 2000, the Company extended the 1987 Stock Option Plan for an additional ten-year period, until October 1, 2007.

      The Company has also granted options and warrants to purchase common stock outside of the Plan to officers, vendors, directors and consultants. These instruments generally vest within one year.

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 7 - STOCKHOLDERS' EQUITY (continued)

      Stock option and warrant activity, and warrants issued in connection with long-term debt, is summarized as follows:

                                                          Weighted
                                                           Average
                                                          Exercise
                                               Shares       Price
                                             ---------    ---------

           Balance at March 1, 1998            858,173    $   3.35
               Granted                         335,000        0.97
               Exercised                          --           --
               Cancelled                       (73,751)       3.94
                                            ----------    --------

           Balance at February 28, 1999      1,119,422        2.60
                                            ----------    --------
               Granted                       2,133,070        2.23
               Exercised                             0        0
               Cancelled                      (351,167)       3.45
                                            ----------    --------

           Balance at February 29, 2000      2,901,325    $   2.20
                                            ----------    --------


      The following table summarizes information about stock options and warrants outstanding as of February 29, 2000:

                                               Weighted
                                  Weighted     Average                  Weighted
        Range of                  Average     Remaining                 Average
        Exercise       Number     Exercise   Contractual      Number    Exercise
          Price     Outstanding   Price     Term in Years  Exercisable   Price
          -----     -----------   -----     -------------  -----------   -----

      $0.59 - $1.75    320,000     $0.70          4           270,000    $0.69
      $0.95 - $1.38  1,240,570     $1.12          5         1,067,237    $1.13
      $1.47 - $1.98    290,000     $1.71          4           290,000    $1.71
      $2.35 - $3.18    496,002     $2.12          6           496,002    $2.12
      $5.00            500,000     $5.00          1           500,000    $5.00
      $13.50            54,753    $13.50          4            54,753   $13.50
                     ---------                              ---------
                     2,901,325                              2,677,992
                     =========                              =========


      The following table depicts the Company's pro forma results for the years ending February 28, had compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS 123:

                                                       2000            1999
                                                   -----------    -------------
      Net loss applicable to common stockholders
          As reported                              $(2,350,000)   $    (386,000)
          Pro forma                                $(3,575,000         (760,000)

      Basic and diluted net loss per share
          As reported                              $     (0.79)   $        (.28)
          Pro forma                                $     (1.20)   $        (.54)

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 7 - STOCKHOLDERS' EQUITY (continued)

      The fair value of each option grant was determined using the Black-Scholes model. The weighted average fair value of options and warrants granted during 2000 and 1999 was $0.59 and $1.12 , respectively. The following weighted average assumptions were used to perform the calculations for 2000 and 1999 respectively: expected life of 5 and 7 years; interest rate of 6%; volatility of 115% and 125%; and no dividend yield. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.


NOTE 8 - BUSINESS SEGMENTS

      The Company's products are divided into two product groups: Surgical Specialty Products and Electrotherapy DME Products. The Company's reportable product group segments are strategic business units that offer different ranges of products. Surgical Specialty Products consist of microsurgical hand held instruments and accessories, electrosurgical devices and accessories, critical care hospital disposable products and oral maxillofacial implant plating systems. Electrotherapy DME Products consist of transcutaneous electrical nerve stimulators, electrodes and related accessories.

      Information by product group segment is set forth below for the years ended:

                                            February 29, February 28,
                                                2000         1999
                                             ----------   ----------
           Net sales:
               Surgical Specialty Products   $2,520,000   $  954,000
               Electrotherapy DME Products      557,000    1,030,000
                                             ----------   ----------

                                             $3,077,000   $1,984,000
                                             ==========   ==========

           Gross profit:
               Surgical Specialty Products   $1,285,000   $  545,000
               Electrotherapy DME Products      202,000      411,000
                                             ----------   ----------

                                             $1,487,000   $  956,000
                                             ==========   ==========

      Due to the shared and integrated resources in personnel and facilities for the two product group segments, information on assets, operating expenses and income from operations is not identifiable for each of the two business segments.


NOTE 9 - COMMITMENTS

      The Company leases equipment and facilities under operating lease agreements. Rental expense was $117,000 and $145,000 for the years ended February 29, 2000 and 1999, respectively. The following is a schedule of future minimum lease payments under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year:

          Year ending February 28,
          ------------------------

                   2001                           $  303,000
                   2002                              307,000
                   2003                              307,000
                   2004                              129,000

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 10 - RELATED PARTY TRANSACTIONS

      The Company has entered into several transactions with Mr. Reiner for the issuance of shares of common stock or the granting of options to purchase shares of common stock. As of February 29, 2000, Mr. Reiner has been granted options to purchase 1,530,335 shares of common stock. These options have been granted both from the Plan and from outside the Plan.

      Mr. Reiner has also been granted 1,932,986 shares of common stock for providing the Reiner Line and for guaranteeing certain debt obligations of the Company. The Company and Mr. Reiner entered into an escrow agreement whereby the issuance of the 1,932,986 shares is contingent upon the Company meeting certain performance goals prior to May 2004. The Company has not satisfied these conditions. Mr. Reiner has voting authority over these shares and these shares are considered outstanding as of February 29, 2000, although for purposes of calculating the net loss per share, these shares are excluded.

      In total, at February 29, 2000, Mr. Reiner directly holds 92,059 shares of common stock, has options or warrants to purchase 1,530,335 shares of common stock at prices ranging from $0.59 to $13.50 per share and has voting authority over 4,991,356 additional shares of common stock. Mr. Reiner also is the trustee over voting trusts for 1,151,785 shares of common stock issuable upon the exercise of outstanding warrants.

      Under the terms of an employment agreement, Mr. Reiner's daughter, an employee of the Company, was granted options to purchase 150,000 shares of common stock in March 1998. These options vest over three years and are exercisable at $0.75 per share.


NOTE 11 - EMPLOYEE BENEFIT PLANS

      The Company sponsors a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions for the years ended February 29, 2000 and February 28, 1999.

                           Sparta Surgical Corporation

                     February 29, 2000 and February 28, 1999


NOTE 12 - LITIGATION

      In January 1999, the Company settled a dispute with a former employee. As settlement, the Company agreed to pay $90,000 to the former employee, $20,500 of which is outstanding and included in accounts payable.


NOTE 13 - ACQUISITION OF OLSEN ELECTROSURGICAL, INC.
----------------------------------------------------

      On June 8, 1999, the Company purchased all of the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen"), in exchange for 400,000 shares of the Company's common stock, valued at approximately $850,000. In addition, the shareholders of Olsen entered into non-compete and consulting agreements with the Company for approximately $1.3 million. Olsen designs, develops, manufactures and markets electrosurgical devices and accessories. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $592,000 is being amortized on a straight-line basis over fifteen years.

      The following unaudited pro forma consolidated results of operations assume that the purchase occurred on March 1, 1998:

                                                     Year ended February 28,
                                                     -----------------------
                                                     2000              1999
                                                     ----              ----

          Revenues                               $ 3,662,968       $ 2,662,273
          Net earnings (loss)                     (2,355,168)         (393,654)
          Net earnings (loss) per share          $     (0.79)      $     (0.28)


NOTE 14 - LIQUIDITY AND CAPITAL RESOURCES

      In recent years the Company has experienced losses from operations and suffers from a deficiency in available working capital. Revenues from existing product lines have historically not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of an investment advisor to pursue capital through such private equity and debt offerings. Management also intends to continue to pursue viable acquisition candidates. Management believes its actions will be sufficient to fund operations through February 28, 2001; however, there can be no assurance that the Company will be able to complete planned debt or equity offerings or targeted acquisitions.


NOTE 15 - SUBSEQUENT EVENTS

      On March 20, 2000, Banc of America Commercial provided the Company with a 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). The Company agreed to pay Banc of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to the Company based on a percentage of eligible assets and is secured by a first position security interest on all assets. In addition, $250,000 of the Loan is personally guaranteed by Mr. Reiner. As of June 7, 2000, the outstanding balance on the Loan was $1,590,000 and approximately $100,000 in credit was available. The Loan is being used to provide working capital for current operations. In connection with the financing, the Company issued Banc of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003. See Note 5.