Form 10QSB
period 2000-05-31
SPARTA SURGICAL CORP
filed 2000-07-17
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2000

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

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


                                 (925) 825-8151
                           (Issuer's telephone number)

     Check whether the issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---   ------

     As of July 7, 2000, 8,796,191 shares of Common Stock, 81,783 shares of Redeemable Convertible Preferred Stock, 28,068 shares of Series A convertible Redeemable Preferred Stock and 39,938 shares of Series AA Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX

                                                                         Page
                                                                         Number
                                                                         ------

Part I.   Financial Information

          Item 1.    Financial Statements

                     Consolidated Balance
                     Sheet as of May 31, 2000                             1

                     Consolidated Statements of
                     Operations for the Three Months
                     Ended May 31, 2000 and 1999                          2

                     Consolidated Statements of
                     Cash Flows for the Three Months
                     Ended May 31, 2000 and 1999                          3

                     Notes to Consolidated Financial Statements           4

          Item 2.    Management's Discussion and
                     Analysis of Financial Condition
                     And Results of Operations                            5 - 8

Part II.   Other Information and Signatures                               8 - 9


                             SPARTA SURGICAL CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                    May 31, 2000
                                     (Unaudited)

                                       ASSETS
Current Assets:
Cash and Cash Equivalents                                                $     38,000
Accounts Receivable - Net of Allowance
       for doubtful accounts of $44,000                                  $    444,000
Inventories                                                                 2,692,000
Other                                                                          31,000
                                                                         ------------

        Total Current Assets                                                3,205,000
                                                                         ------------

Property and Equipment, at cost:
Equipment                                                                   1,099,000
Other                                                                          18,000
                                                                         ------------

                                                                            1,117,000
Less Accumulated Depreciation                                                (341,000)
                                                                         ------------
       Net Property and Equipment                                             776,000
                                                                         ------------

Other Assets:
Intangible Assets                                                           1,135,000
Other                                                                          43,000
                                                                         ------------

       Total Other Assets                                                   1,178,000
                                                                         ------------

       Total Assets                                                      $  5,159,000
                                                                         ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current Portion of Long Term Obligations                                 $    151,000
Accounts Payable - Trade                                                      724,000
Accrued Expenses                                                              235,000
                                                                         ------------

        Total Current Liabilities                                           1,110,000
                                                                         ------------

Revolving Credit Facility and Long Term Obligations                         1,941,000
Stockholders' Equity:
Preferred Stock:  $4.00 par value, 2,000,000 shares authorized;
       1992 Non-Cumulative Convertible Redeemable Preferred Stock:
       165,000 Shares Authorized, 82,783 Shares Issued and Outstanding        331,000
       Series A Cumulative Convertible Redeemable Preferred Stock:
       30,000 Shares Authorized, 28,068 Shares issued and Outstanding         112,000
       Series AA Cumulative Convertible Redeemable Preferred Stock:
       875,000 Shares Authorized, 39,938 Shares issued and Outstanding        160,000
Common Stock: $0.002 par value, 25,000,000 Shares Authorized,
       8,792,735 Shares Issued and Outstanding                                 14,000
Additional Paid in Capital                                                 13,894,000
Accumulated Deficit                                                       (12,403,000)
                                                                         ------------
       Total Stockholders' Equity                                           2,108,000
                                                                         ------------

       Total Liabilities and Stockholders' Equity                        $  5,159,000
                                                                         ------------

                                        1

                                  SPARTA SURGICAL CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                         Three Months Ended
                                                                               May 31
                                                                     --------------------------
                                                                         2000           1999
                                                                         ----           ----
Net Sales                                                            $   905,000    $   399,000
Cost of sales                                                            486,000        185,000
                                                                     -----------    -----------

       Gross profit                                                      419,000        214,000

Selling, general and administrative expenses                             424,000        147,000
Research, development, and engineering                                   117,000           --
Depreciation and amortization expenses                                    56,000         59,000
                                                                     -----------    -----------

       Income (loss) from Operations                                    (178,000)         8,000
                                                                     -----------    -----------
Other income (expense):
       Interest Expense                                                  (80,000)       (86,000)
                                                                     -----------    -----------

Net Income (loss)                                                       (258,000)       (78,000)
                                                                     ===========    ===========

Preferred Stock Dividends                                                 (4,000)        (2,000)
                                                                     -----------    -----------
 Net income (loss) applicable
 To common stockholders                                              $  (262,000)       (80,000)
                                                                     ===========    ===========

 Shares used to calculate basic and diluted net income (loss)
    per common share                                                   6,309,309      1,937,958
                                                                     ===========    ===========

 Basic net income (loss) per common share                            $     (0.04)   $     (0.04)
                                                                     ===========    ===========


                                              2

                                         SPARTA SURGICAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                            May 31,
                                                                                   --------------------------
                                                                                       2000           1999
                                                                                       ----           ----
Cash flows from operating activities:
   Net income (Loss)                                                               $  (258,000)   $   (78,000)
   Adjustments to reconcile net income (loss) to net cash used by
       Operating activities:
          Depreciation and amortization                                                 56,000         59,000
          Changes in operating assets and liabilities:
               Accounts receivable                                                     (39,000)       (67,000)
               Inventories                                                             (42,000)        10,000
               Other assets                                                            270,000        (91,000)
                Accounts payable and accrued expenses                                 (469,000)      (127,000)
                                                                                   -----------    -----------
                   Net cash used in operating activities                              (482,000)      (294,000)

Cash flows from investing activities:
    Capital expenditures                                                                (9,000)        (2,000)
                                                                                   -----------    -----------
             Net cash used in investing activities                                      (9,000)        (2,000)

Cash flows from financing activities:
     Proceeds from Sale of common stock                                                381,000
     Borrowing on revolving credit facilities                                        1,156,000        706,000
     Principal payments on long-term obligations                                    (1,069,000)      (410,000)
                                                                                   -----------    -----------

             Net cash provided by financing activities                                 468,000        296,000
                                                                                   -----------    -----------

            Net change in cash and cash equivalents                                    (23,000)          --
                                                                                   -----------    -----------
                  Cash and cash equivalents at beginning of the period                  61,000          1,000
                                                                                   -----------    -----------

           Cash and cash equivalents at end of the period                          $    38,000    $     1,000
                                                                                   ===========    ===========


Supplemental disclosure of cash flow information: Cash paid during the year for:
--------------------------------------------------------------------------------
    Interest                                                                       $    69,000    $    67,000
    Income taxes                                                                          --             --

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------
    Dividends payable on Series A convertible redeemable preferred stock                 4,000          2,000


                                                       3

                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of the Company as of May 31, 2000 and for the three months ended May 31, 2000 and 1999 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the Fiscal year ended February 29, 2000, previously filed with the Securities and Exchange Commission.

2. Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied. Potentially dilutive securities, excluded because of their anti-dilutive effect are 4,879,124 and 1,352,404 at May 31, 2000 and May 31, 1999, respectively. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                      Three Months Ended May 31
                                                     --------------------------
                                                         2000           1999
                                                         ----           ----
Numerator
Net income (loss) applicable to common stockholders  $  (262,000)   $   (80,000)

Denominator
Weighted average common shares outstanding
   during the period                                   8,212,295      2,890,944
Less shares subject to escrow agreement               (1,902,986)      (952,986)
                                                     -----------    -----------
Shares used in computing basic income (loss)
   per common share                                    6,309,309      1,937,958
Dilutive effect of conversion of preferred stock            --             --
                                                     -----------    -----------
Dilutive effect of options and warrants                     --             --
                                                     -----------    -----------
Dilutive effect of convertible debt                         --             --
                                                     -----------    -----------
Shares used in computing diluted income
    (loss) per common share                            6,309,309      1,937,958
                                                     -----------    -----------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward looking statements made by us. The statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reformation Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we (i) can predict the market acceptance of our products, (ii) will not face intense competition, (iii) will be able to obtain patent protection for our products and preserve our trade secrets, (iv) will continue the operations, as we may need additional financing and such financing may not be available as we are highly leveraged and may be unable to service our debt, (v) will be successful because we are subject to stringent and continuing applicable federal regulations and may be subject to product liability claims, (vi) will be able to retain or hire key personnel, and (iv) will successfully generate sufficient revenue to achieve profitability from our new subsidiary, Sparta E*Med, Inc.

Our results of operations vary significantly from year to year and from quarter to quarter, and we depend on, among other factors, developing new products, demand for our products and significantly depend on availability of materials from our suppliers, and we also depend on our customers including hospitals, physicians, distributors and OEM private label accounts. We have incurred net losses in the past and can't assure future profitability.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2000
As Compared to Three Months Ended May 31, 1999

     Net sales for the three months ended May 31, 2000 ("First Quarter Fiscal 2001") were $905,000, an increase of $506,000, or 127% from net sales of $399,000 for the three months ended May 31, 1999 ("First Quarter Fiscal 2000"). The increase in net sales during the First Quarter Fiscal 2001 as compared to the First Quarter Fiscal 2000 is the result of (i) the acquisition of the Olsen Electrosurgical business in June 1999, (ii) the approval of ISO 9001 certification for Quality System Regulations under the FDA's Good Manufacturing Practices (GMP) along with CE Mark approval for marketing and distribution in Europe, and (iii) cross channel distribution of the surgical, medical and electrosurgical devices to a larger distribution network acquired with the Olsen acquisition.

     Gross profit was $419,000 or 46% of net sales for the First Quarter Fiscal 2001 as compared to $214,000 or 54% of net sales for the First Quarter Fiscal 2000. The decrease in gross profit percentage is primarily due to the electrosurgical equipment generating lower gross profit margins and certain price concessions that were made in the electrosurgical product line with our international distributors.

     Selling, general and administrative ("SG&A") expenses for the First Quarter Fiscal 2001 were $424,000, a $277,000, or 188% increase from SG&A expenses of $147,000 for the First Quarter Fiscal 2000. The increase in SG&A expenses for the First Quarter Fiscal 2001 as compared to the First Quarter Fiscal 2000 is primarily attributed to the acquisition of the Olsen operation.

     Research, Development and Engineering expenses for the First Quarter Fiscal 2001 were $117,000 as compared to no expenses in the First Quarter Fiscal 2000. The increase in research, development and engineering is primarily attributed to
(i) the continued development of a Manually Extendable Electrosurgical Apparatus, a patented electrosurgical device for use in cutting tissue and cauterization procedures. We have been appointed by Hemitek, LLC, the patent holder, to a 10-year exclusive licensing agreement to manufacture and market the medical device worldwide, (ii) our development of a new subsidiary Sparta E*Med, Inc., an early stage development company, since February 2000. Sparta E*Med, Inc. has not completed development, produced any revenue or sublicensed any technology. Sparta E*Med, Inc. is subject to all of the risks associated with a start-up development stage and technology company. In addition, the development of the technology and services of Sparta E*Med, Inc. will require a commitment of additional substantial funds to pursue the completion of this technology and business development.

     Net loss for the First Quarter Fiscal 2001 was $258,000, an increase of $180,000 from a net loss of $78,000 for the First Quarter Fiscal 2000. The net loss for the First Quarter Fiscal 2001 as compared to net income in the First Quarter Fiscal 2000 is primarily due to (i) the increase expense in the research, development and engineering relating to the continued product development of the Manually Extendable Electrosurgical Apparatus (ii) the further development of our new subsidiary, Sparta E*Med, Inc., a business-to-business website platform technology, e-Med/Surg Plus Sites, which will further expand our distribution channels for our electrosurgical and microsurgical medical devices, and (iii) expenses relating to covenants not to compete and consulting fees paid to former shareholders in connection with the acquisition of Olsen Electrosurgical.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees from Thomas F. Reiner, our President, Chairman and CEO, for which he has been compensated by us. In addition, from time to time, Mr. Reiner has provided us with the working capital in order to continue to operate our business.

     As of February 29, 2000, we had federal and state net operating loss carry forwards of approximately $10,458,000. Our net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019.

     Our working capital at May 31, 2000 was $2,048,000 as compared to $1,633,000 at February 29, 2000, an increase of $415,000, which is primarily due to the higher level of sales and the recently completed private equity placement.

     On March 20, 2000 Bank of America Commercial provided us with an amended 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). We agreed to pay Bank of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to us based on a percentage of eligible assets and is secured by a first position security interest on all our assets. In addition, $250,000 of the Loan is personally guaranteed by Mr. Reiner. As of July 7, 2000, the outstanding balance on the Loan was $1,616,000 and approximately $15,000 in credit was available. The Loan is being used to provide working capital for current operations. In connection with the financing, we issued Bank of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003.

     From March 1999 through April 2000, we significantly improved our Stockholders Equity by adding equity through the combined conversion of $1,285,000 of debt into shares of Common Stock and the purchase of Common Stock in the amount of $1,263,125 under private placement memorandum, and also $181,000 through employee stock option exercises. From Fiscal Year Ended February 28, 1999 to First Quarter Fiscal 2001, our Stockholders Equity increased from $222,000 to $2,108,000. We incurred expenses of approximately $450,000 for finders and consultant fees, and legal and accounting fees in connection with registration of securities issued under the private placement memorandum and stock option exercises. In connection with the private placement, we also issued warrants to Spags Investment Group, N.V. to purchase 1,000,000 shares of Common Stock $0.002 par value, consisting of 500,000 warrants exercisable at $1.00 per share, and 500,000 warrants exercisable at $5.00 per share, all of which expire at September 1, 2000. The registration statement, declared effective on April 21, 2000, registered 3,974,665 shares of Common Stock, and such shares were immediately eligible for sale into the open market.

     On June 11, 1998, subject to the terms and conditions of the May 31, 1997 Working Capital Credit Facility ("WCCF"), Mr. Reiner agreed to increase the WCCF up to $500,000 and subsequently on June 3, 1999, Mr. Reiner increased the WCCF to $750,000. On July 8, 2000, Mr. Reiner further agreed to extend the WCCF for a period of an additional 12 months, to June 30, 2001. As of May 31, 2000, the amount due to Mr. Reiner under the WCCF was approximately $223,894 plus accrued interest of $2,375. Interest during the First Fiscal Quarter 2001 under the WCCF totaled approximately $9,900.

     In addition, from March 1999 through May 2000 we issued to Mr. Reiner 1,100,000 options, at exercise prices ranging from $0.59 to $2.35 in consideration of the substantial efforts undertaken by Mr. Reiner, including increasing sales from prior fiscal year, completing a private placement of $2.5 million of equity, his providing personal guarantees to our senior lender, his capital equipment leases and loan guarantees in connection with the Olsen acquisition, and securing ISO 9001 and CE Mark certification for certain of the electrosurgical products which will permit us to expand our distribution network into the European Market.

     In February 2000, we formed a new subsidiary, Sparta E*Med, Inc., to develop a global business-to-business (B2B) website and to market our electrosurgical and microsurgical instruments, equipment and supplies to the healthcare professionals, including hospitals, physicians offices, rehab clinics, and surgery centers. Sparta E*Med, Inc., an online source of specialty medical and surgical devices, will link buyers and suppliers with "one stop shop" to research and purchase the best medical devices. The technology and development program of Sparta E*Med, Inc. are at an early stage and must be evaluated in light of the uncertainties and complications present in a young technology company such as ours. Our new subsidiary has only been in existence since February 2000 and we have not completed development, produced any revenue or sublicensed any technology. There can be no assurance that Sparta E*Med's technology and services will produce revenue or that any development efforts will be successfully completed. Sparta E*Med, Inc. is subject to all risks associated with a start-up development stage and technology company. We will require substantial additional funds to pursue the completion of this technology and business development.

     On April 21, 2000 under the 1987 Employee Stock Option Plan, Mr. Reiner exercised 50,000 options at an exercise price of $0.59. In addition, certain key employees also exercised 170,000 options at an exercise price ranging from $0.75 to $1.00 per share.

     We continue to look for opportunities to increase our level of sales to achieve profitable operations. On June 22, 2000, we signed a non-binding letter of intent to purchase all or substantially all of the assets of the Weck Electrosurgical business from Weck Closure Systems, Inc., a wholly owned subsidiary of Teleflex Corporation [NYSE:TFX]. For its most recent fiscal year ended December 31, 1999, Weck Electrosurgical recorded net sales of approximately $3.9 Million. The parties are working toward the execution of a binding agreement, which will be subject to several conditions, including the determination by us that the results of our due diligence investigation of Weck's Electrosurgical business and assets are satisfactory, and the completion of financing.

     In recent years, we have experienced losses from operations and continue to suffer from a deficiency in available working capital. We may need to raise additional funds in order to implement the business plan, to find more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional funding may be unavailable on terms satisfactory to us, or at all. If we raise additional funds by issuing equity securities, we may experience significant dilution and such securities may have no rights senior to those of the holders of Common Stock. In addition, we provide no assurance that our Common Stock will not become delisted from trading or ineligible for quotation due to changes in NASD listing requirements, or if we fail to comply with any rules and regulations pursuant to NASD rule 6530.

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

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders

     On June 16, 2000, a special Meeting of our Shareholders was held for the purpose of amending our Articles of Incorporation in order to increase our authorized number of shares of common stock from 8,000,000 to 25,000,000. The shareholders initiative was accepted by 81% of the votes cast.

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibit No.

          27   Financial Data Schedule.

     B.   Reports on Forms 8-K

          None


     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Sparta Surgical Corporation




     /s/ Thomas F. Reiner
     --------------------
     Thomas F. Reiner
     Chairman of the Board
     President & CEO


     /s/ John O'Hanlon
     -----------------
     John O'Hanlon, CPA
     Chief Financial Officer
     (Principal Accounting Officer)


     July 14, 2000