Form 10QSB
period 2000-08-31
SPARTA SURGICAL CORP
filed 2000-10-16
CIK 819981

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

     As of August 31, 2000, 8,796,194 shares of Common Stock, 82,533 shares of Convertible Redeemable Preferred Stock, 28,068 shares of Series A Convertible Redeemable Preferred Stock and 39,938 shares of Series AA Convertible Redeemable Preferred Stock were outstanding.

================================================================================

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheet                               3
                   as of August 31, 2000

                   Consolidated Statements                                  4
                   of Operations for the three months and six months ended August 31, 2000 and 1999

                   Consolidated Statements                                  5
                   of Cash Flows for the six months
                   ended August 31, 2000 and 1999

                   Notes to Consolidated Financial Statements               6

          Item 2.  Management's Discussion and                            7 - 10
                   Analysis of Financial Condition
                   and Results of Operations

Part II.  Other Information and Signatures                                 11


                           SPARTA SURGICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2000
                                   (Unaudited)

                                     ASSETS
Current assets:
Cash and cash equivalents                                                $       --
Accounts receivable - net of allowance
       for doubtful accounts of $44,000                                       431,000
Inventories                                                                 2,742,000
Other                                                                          77,000
                                                                         ------------

        Total current assets                                                3,250,000
                                                                         ------------

Property and equipment, at cost:
Equipment                                                                   1,101,000
Other                                                                          18,000
                                                                         ------------

                                                                            1,119,000
Less accumulated depreciation                                                (370,000)
                                                                         ------------
       Net property and equipment                                             749,000
                                                                         ------------

Other assets:
Intangible assets                                                             932,000
Other                                                                         116,000
                                                                         ------------

       Total other assets                                                   1,048,000
                                                                         ------------

       Total assets                                                      $  5,047,000
                                                                         ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term obligations                                 $    130,000
Accounts payable - trade                                                    1,010,000
Accrued expenses                                                              161,000
                                                                         ------------

        Total current liabilities                                           1,301,000
                                                                         ------------

Revolving credit facility and long term obligations                         2,082,000

Stockholders' equity:
Preferred stock:  $4.00 par value, 2,000,000 shares authorized;
       1992 non-cumulative convertible redeemable preferred stock:
       165,000 shares authorized, 82,533 shares issued and outstanding        330,000
       Series A cumulative convertible redeemable preferred stock:
       30,000 shares authorized, 28,068 shares issued and outstanding         112,000
       Series AA cumulative convertible redeemable preferred stock:
       875,000 shares authorized, 39,938 shares issued and outstanding        160,000
Common stock: $0.002 par value, 25,000,000 shares authorized,
       8,796,194 shares issued and outstanding                                 14,000
Additional paid in capital                                                 13,898,000
Accumulated deficit                                                       (12,850,000)
                                                                         ------------
       Total stockholders' equity                                           1,664,000
                                                                         ------------

       Total liabilities and stockholders' equity                        $  5,047,000
                                                                         ------------

See accompanying notes to consolidated financial statements.

                                      -3-

                                      SPARTA SURGICAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                             August 31                      August 31
                                                     --------------------------    --------------------------
                                                        2000            1999           2000           1999
                                                     -----------    -----------    -----------    -----------
Net sales                                            $   876,000    $   965,000    $ 1,781,000    $ 1,364,000
Cost of sales                                            466,000        308,000        952,000        493,000
                                                     -----------    -----------    -----------    -----------

       Gross profit                                      410,000        657,000        829,000        871,000

Selling, general and administrative expenses             425,000        463,000        847,000        610,000
Research, development, and engineering                   105,000           --          224,000           --
Depreciation and amortization expenses                   224,000         55,000        280,000        114,000
                                                     -----------    -----------    -----------    -----------

       Income (loss) from operations                    (344,000)       139,000       (522,000)       147,000
                                                     -----------    -----------    -----------    -----------

Other income (expense):
       Interest expense                                  (85,000)       (86,000)      (165,000)      (172,000)
                                                     -----------    -----------    -----------    -----------

Net income (loss)                                       (429,000)        53,000       (687,000)       (25,000)
                                                     ===========    ===========    ===========    ===========

Preferred stock dividends                                (17,000)        (4,000)       (21,000)       (15,000)
                                                     -----------    -----------    -----------    -----------
Net income (loss) applicable
         to common stockholders                      $  (446,000)   $    49,000    $  (708,000)   $   (40,000)
                                                     ===========    ===========    ===========    ===========

 Shares used to calculate basic net income (loss)
         per common share                              6,891,808      2,474,835      6,478,788      2,206,351
                                                     ===========    ===========    ===========    ===========

Basic net income (loss) per common share             $     (0.06)   $      0.02    $     (0.11)   $     (0.02)
                                                     ===========    ===========    ===========    ===========
Shares used to calculate diluted net income (loss)
         per common share                              6,891,808      4,040,409      6,478,788      2,206,351
                                                     ===========    ===========    ===========    ===========

 Basic net income (loss) per common share            $     (0.06)   $      0.01    $     (0.11)   $     (0.02)
                                                     ===========    ===========    ===========    ===========


                     See accompanying notes to consolidated financial statements.

                                                  -4-

                                     SPARTA SURGICAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                                   Six Months Ended
                                                                                       August 31,
                                                                              --------------------------
                                                                                  2000           1999
                                                                              -----------    -----------
Cash flows from operating activities:

   Net income (loss)                                                          $  (687,000)   $   (25,000)
   Adjustments to reconcile net income (loss) to net cash used by
       Operating activities:
       Depreciation and amortization                                              280,000        114,000
       Gain on lease settlement                                                      --          (12,000)
       Changes in operating assets and liabilities:
               Accounts receivable                                                (26,000)      (204,000)
               Inventories                                                        (92,000)        12,000
               Other assets                                                       226,000         65,000
               Accounts payable and accrued expenses                             (278,000)      (310,000)
                                                                              -----------    -----------
                   Net cash used in operating activities                         (577,000)      (360,000)

Cash flows from investing activities:
    Capital expenditures                                                          (11,000)       (57,000)
    Increase in intangible assets                                                 (65,000)       (99,000)
                                                                              -----------    -----------
             Net cash used in investing activities                                (76,000)      (156,000)

Cash flows from financing activities:
     Proceeds from Sale of common stock                                           381,000        125,000
     Borrowing on revolving lines of credit and long term debt                  2,122,000      1,451,000
     Principal payments on long-term obligations                               (1,911,000)    (1,060,000)
                                                                              -----------    -----------
             Net cash provided by financing activities                            592,000        516,000
                                                                              -----------    -----------

             Net change in cash and cash equivalents                              (61,000)          --
                                                                              -----------    -----------
             Cash and cash equivalents at beginning of the period                  61,000          1,000
                                                                              -----------    -----------

             Cash and cash equivalents at end of the period                   $      --      $     1,000
                                                                              ===========    ===========


Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the year for:
    Interest                                                                  $   171,000    $   214,000
    Income taxes                                                                     --             --

Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------
    Dividends payable on Series A convertible redeemable preferred stock           17,000         14,000
    Stock dividends paid on Series A convertible redeemable preferred stock        21,000         15,000
    Issuance of common stock in acquisition of subsidiary                            --          800,000
    Conversion of debt into common stock                                          200,000           --


                     See accompanying notes to consolidated financial statements.

                                                 -5-

                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of the Company as of August 31, 2000 and for the three and six months ended August 31, 2000 and 1999 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000, previously filed with the Securities and Exchange Commission.

2. Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the if-converted method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied. Potentially dilutive securities, excluded because of their anti-dilutive effect, are 4,487,540 options and warrants, and 230,621 equivalent common shares of convertible preferred stock at August 31, 2000. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                  Three Months Ended August 31, Six Months Ended August 31,
                                                  ----------------------------- ---------------------------
                                                       2000           1999         2000            1999
                                                   -----------    -----------   -----------    -----------
Numerator
  Net income (loss)
  applicable to common stockholders                ($  446,000)   $    49,000   ($  708,000)   ($   40,000)

Denominator
  Weighted average common shares
  outstanding during the period                      8,794,794      3,427,821     8,381,774      3,159,337

Less shares in escrow                                1,902,986        952,986     1,902,986        952,986

Shares used in computing basic income
  (loss) per common share                            6,891,808      2,474,835     6,478,788      2,206,351
Dilutive effect of conversion of preferred stock          --          233,074          --             --
Dilutive effect of options and warrants                   --          602,812          --             --
Dilutive effect of convertible debt                       --          729,688          --             --
                                                   -----------    -----------   -----------    -----------
Shares used in computing diluted income
  (loss) per common share                            6,891,808      4,040,409     6,478,788      2,206,351
                                                   ===========    ===========   ===========    ===========

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

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward looking statements made by us. The statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reformation Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. These factors could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our Company (i) can predict the market acceptance of our products, (ii) will not face intense competition, (iii) will be able to obtain patent protection for our products and preserve our trade secrets, (iv) will continue the operations, as we may need additional financing and such financing may not be available as we are highly leveraged and may be unable to service our debt,
(v) will be successful because we are subject to stringent and continuing applicable federal regulations and may be subject to product liability claims,
(vi) will be able to retain or hire key personnel, and (vii) will successfully generate sufficient revenue to achieve profitability from our new subsidiary, Sparta E*Med, Inc.

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

                              RESULTS OF OPERATIONS

Three Months Ended August 31, 2000
As Compared to Three Months Ended August 31, 1999

     Net sales for the three months ended August 31, 2000 ("Second Quarter Fiscal 2001") were $876,000, a decrease of $89,000 or 9.2% from net sales of $965,000 for the three months ended August 31, 1999 ("Second Quarter Fiscal 2000"). The decrease in net sales during the Second Quarter Fiscal 2001 as compared to the Second Quarter Fiscal 2000 is primarily due to the decrease in the electrotherapy business.

Six Months Ended August 31, 2000
as Compared to Six Months Ended August 31, 1999

     Net sales for the Six Months Ended August 31, 2000 ("Six Months Fiscal 2001") were $1,781,000, a 30.6% increase from net sales of $1,364,000 for the Six Months Ended August 31, 1999 ("Six Months Fiscal 2000"). The net sales increase of $417,000 during the Six Months Fiscal 2001 as compared to the Six Months Fiscal 2000 can be primarily attributed to the inclusion of six months of sales activity for electrosurgical in the Six Months Fiscal 2000 as compared to three months of sales activity for electrosurgical in the Six Months Fiscal 1999 as a result of the purchase of Olsen Electrosurgical in June 1999, and securing various orders from OEM kit packers and international distributors. Consistent with our efforts to increase sales, in August 2000, we signed a two-year exclusive distributorship agreement with Celestine International, Inc., to market our electrosurgical instruments and accessories product line to Latin and Central America and Mexico. Under the agreement, Celestine is appointed as Sparta's Master Stocking Distributor.

     Gross profit was $829,000 or 46.6% of net sales for the Six Months Fiscal 2001 as compared to $871,000 or 63.9% of net sales for the Six Months Fiscal 2000. The decrease in gross profit percentage is primarily due to special contract prices recognized with OEM kit packers contracts and special introductory CE Mark prices to new European distributors.

     Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 2001 were $847,000, an increase for SG&A expenses of $237,000 as compared to $610,000 for the Six Months Fiscal 2000. The increase in SG&A expenses for the Six Months Fiscal 2001 is partially due to certain fees expensed relating to the acquisition of Olsen Electrosurgical, legal expenses in connection with the Special Shareholders Meeting, the further development of Sparta E*Med.com and attendance of various trade show activities to promote our products and increase the promotion of our products to the European market under our recent CE Mark approval.

     Research, development and engineering ("RD&E") expenses for the Six Months Fiscal 2001 were $224,000, as compared to no expenses for the Six Months Fiscal 2000. RD&E expenses are related to the further development of our MEESA product and Sparta E*Med.com.

     Depreciation and amortization ("D&A") expenses for the Six Months Fiscal 2001 were $280,000, a 145.6% increase from D&A expenses of $114,000 for the Six Months Fiscal 2000. The increase of D&A expenses during the Six Months Fiscal 2001 is due to the amortization of $164,000 relating to the non-compete agreement and goodwill in connection with the acquisition of Olsen Electrosurgical in June 1999, of which $139,000 is an adjustment to reflect a change in the estimated life of the covenant not to compete.

     Total other expenses for the Six Months Fiscal 2001 was $165,000, a decrease of $7,000 from total other expenses of $172,000 for the Six Months Fiscal 2000. The decrease in total other expenses is primarily due to lower banking expenses to the Company's primary lender.

     As a result of the foregoing, the net loss for the Six Months Fiscal 2001 was $687,000, an increase of $662,000. The increase in net loss for the Six Months Fiscal 2001 as compared to Six Months Fiscal 2000 is primarily due to the increase of Research, development and engineering, and Selling, general and administrative expenses, increase in depreciation and amortization relating to the purchase of Olsen Electrosurgical and decrease in total other expenses as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees from Mr. Reiner, for which he has been compensated by us. In addition, from time to time, Mr. Reiner has provided us with the working capital in order to continue to operate our business.

     As of February 29, 2000, we had federal and state net operating loss carry forwards of approximately $10,458,000. Our net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019.

     Our working capital at August 31, 2000 was $1,949,000 as compared to $1,633,000 at February 29, 2000, an increase of $316,000, which is primarily due to the recently completed private equity placement.

     On March 20, 2000 Bank of America Commercial provided us with an amended 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). We agreed to pay Bank of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to us based on a percentage of eligible assets and is secured by a first position security interest on all our assets. In addition, $250,000 of the Loan is personally guaranteed by Mr. Reiner. As of October 9, 2000, the outstanding balance on the Loan was $1,649,000 and approximately $15,000 in credit was available. The Loan is being used to provide working capital for current operations. In connection with the financing, we issued Bank of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003.

     From March 1999 through April 2000, we significantly improved our Stockholders' Equity by adding equity through the combined conversion of $1,285,000 of debt into shares of Common Stock and the purchase of Common Stock in the amount of $1,263,125 under private placement memorandum, and we added an additional $181,000 through the exercise of employee stock options. From Fiscal Year Ended February 28, 1999 to Second Quarter Fiscal 2001, our Stockholders' Equity increased from $222,000 to $1,664,000. We incurred expenses of approximately $450,000 for finders and consultant fees, and legal and accounting fees in connection with registration of securities issued under the private placement memorandum and stock option exercises.

     On September 22, 2000 we issued a private placement memorandum to raise $1.5 million through the sale of 10% Subordinated Notes due October 1, 2001, interest payable April 1, 2001 and October 1, 2001. Under the memorandum, the investor will receive warrants to purchase one share of Sparta Surgical common stock, par value $0.002, at $0.50 per share for each dollar of note purchased. The warrants are for a period of three years with certain registration rights. In addition, the investor will receive warrants to purchase 0.67 of one share of common stock of Sparta E*Med, Inc., (a wholly owned subsidiary of Sparta Surgical) par value $0.002 at $0.50 per share for each dollar of note purchased. The warrants are for a period of three years with certain registration rights. The proceeds of the private placement will be used for working capital and targeted acquisitions, including Weck Electrosurgical. In addition, under the terms of the private placement, we have the option to convert the principal balance owing under the notes into common stock of Sparta Surgical, par value $0.002, at $0.50 per share providing the closing ask price of our common stock is at or above $1.25 per share on NASDAQ for ten consecutive trading days.

     On May 23, 1997, Mr. Reiner and his Assignee provided the Company with a Working Capital Credit Facility ("Reiner Facility") of up to $200,000 bearing 12% interest per annum. The Reiner Facility was subsequently increased to $400,000. The advances and accrued interest made under the Reiner Facility was due the ending of (i) May 1998, subsequently extended until June 30, 2001, or
(ii) upon the closing of a minimum of $1,000,000 equity or debt financing by the Company, or (iii) upon default by the Company, or (iv) upon demand by Mr. Reiner with a five days notice to the Company. In addition, Mr. Reiner has the option to convert the outstanding loan balance into common stock, par value $0.002, at 75% discount of the average of the closing NASDAQ bid price of the five trading days preceding the conversion date. Mr. Reiner has a junior lien on all of the assets of the Company and is subordinated to its senior lender, Bank of America. As of August 31, 2000, the amount due to Mr. Reiner under the Reiner Facility was approximately $339,000 plus accrued interest of $6,191. Interest during the Second Fiscal Quarter 2001 under the Reiner Facility totaled approximately $8,500.

     In May 1998, we agreed to place into escrow 952,986 shares of common stock, par value $0.002 for the benefit of Mr. Reiner and these shares would be released from escrow to Mr. Reiner upon certain conditions specifically set forth in the Escrow Agreement dated May 8, 1998. These shares were placed into escrow as a consideration for Mr. Reiner agreeing to provide, (i) a personal guarantee in an amount of $250,000 as to the obligations to its secured lender, Bank of America, under its $2.5 million revolving credit facility, (ii) a personal guarantee of approximately $715,000 of additional Company indebtedness relating to certain leases and bridge loans, (iii) a $400,000 working capital credit facility.

     As of October 12, 2000, none of the conditions set forth in the Escrow Agreement for the release of the shares from escrow have been met. Therefore, the shares remain in escrow. Mr. Reiner has voting authority over the shares and the shares are considered outstanding as of February 29, 2000, although for the purposes of calculating the net loss per share, these shares are excluded. There can be no assurance that the release from escrow and the issuance of these shares to Mr. Reiner will not have a material adverse effect on our earnings. Upon release of these shares from escrow to Mr. Reiner, assuming use of the fair market value of our common stock on October 12, 2000, the charge to earnings would be approximately $534,000.

     Between September 1999 and November 1999, we agreed to place 950,000 shares into escrow for the benefit of Mr. Reiner, as a condition of Mr. Reiner providing (i) his personal guarantee of certain lease obligations and bank debt in connection with the Company's acquisition of Olsen Electrosurgical, Inc. in June 1999, (ii) a further extension of the repayment of the Reiner Facility due June 30, 1999, to June 30, 2000. On June 30, 2000, the Company requested Mr. Reiner to further extend the repayment of the Reiner Facility from June 30, 2000 for a period of 12 months to June 30, 2001. There can be no assurance that the impact of these shares being placed into escrow and the release of these shares to Mr. Reiner will not have a material adverse effect on our earnings. Upon release of these shares from escrow to Mr. Reiner, assuming use of the fair market value of our common stock on October 12, 2000, the charge to earnings would be approximately $532,000.

     In recent years, we have experienced losses from operations and continue to suffer from a deficiency in available working capital. Revenues from existing product lines have historically not been sufficient to generate adequate working capital. We may need to raise additional funds in order to implement our business plan, to find more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional funding may be unavailable on terms satisfactory to us, if at all. However, there can be no assurance that we will be able to complete planned debt or equity offerings. If we raise additional funds by issuing equity securities, we may experience significant dilution and such securities may have no rights senior to those of the holders of Common Stock. In addition, we provide no assurance that our Common Stock will not become delisted from trading or is ineligible for quotation due to changes in NASD listing requirements or if we fail to comply with any rules and regulations pursuant to NASD rule 6530. All of the aforementioned factors could have material adverse effect on our business, operating results and financial conditions. Our ability to meet our planned growth will require substantial cash resources. The timing and amount of future capital requirements may vary significantly.

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

October 13, 2000