Form 10QSB
period 2000-11-30
SPARTA SURGICAL CORP
filed 2001-01-16
CIK 819981

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from____________to___________

                           Commission File No. 1-11047

                           SPARTA SURGICAL CORPORATION
               --------------------------------------------------
              (Exact name of small business issuer in its charter)

            Delaware                                            22-2870438
   ------------------------------                           ------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)


                                  Olsen Centre
                   2100 Meridian Park Blvd., Concord, CA 94520
                     --------------------------------------
                    (Address of principal executive offices)


                                 (925) 825-8151
                            -------------------------
                           (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

     As of November 30, 2000, 8,921,774 shares of Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, 28,068 shares of Series A Convertible Redeemable Preferred Stock, and 39,938 shares of Series AA Convertible Redeemable Preferred Stock were outstanding.

================================================================================

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
Part I.      Financial Information

             Item 1.      Financial Statements

                          Consolidated Balance                               3
                          Sheet as of November 30, 2000

                          Consolidated Statements                            4
                          of Operations for the three months and nine months ended November 30, 2000 and 1999

                          Consolidated Statements                            5
                          of Cash Flows for the nine months
                          ended November 30, 2000 and 1999

                          Notes to Consolidated Financial Statements         6

             Item 2.      Management's Discussion and                     7 - 12
                          Analysis of Financial Condition
                          and Results of Operations

Part II.     Other Information and Signatures                            12 - 13


                                 SPARTA SURGICAL CORPORATION
                                  CONSOLIDATED BALANCE SHEET
                                       November 30, 2000
                                          (Unaudited)
                                            ASSETS


Current Assets:
        Cash                                                                     $       --
        Accounts receivable net of allowances for doubtful accounts of $44,000        530,000
        Inventories                                                                 2,552,000
        Other                                                                          98,000
                                                                                 ------------
              Total Current Assets                                                  3,180,000
                                                                                 ============
Property and Equipment, at cost:
        Equipment                                                                   1,107,000
        Other                                                                          18,000
                                                                                 ------------
                                                                                    1,125,000
        Less Accumulated Depreciation                                                (396,000)
                                                                                 ------------
              Net Property and Equipment                                              729,000
                                                                                 ============
Other Assets:
        Intangible Assets                                                             883,000
        Other Assets                                                                  143,000
                                                                                 ------------
              Total Other Assets                                                    1,026,000
                                                                                 ------------
              TOTAL ASSETS                                                       $  4,935,000
                                                                                 ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Current Portion of Long Term Obligations                                 $    123,000
        Account Payable Trade                                                         850,000
        Accrued Expenses                                                              264,000
                                                                                 ------------
              Total Current Liabilites                                              1,237,000
                                                                                 ============
Revolving Credit Facility and LongTerm Obligations                                  2,317,000
                                                                                 ============

Stockholders' Equity:
        Preferred stock: $4.00 par value, 2,000,000 shares authorized;
              1992 NonCumulative Convertible Redeemable Preferred Stock:              330,000
              165,000 shares authorized, 82,533 shares issued and outstanding
              Series A Cumulative Convertible Redeemable Preferred Stock:             112,000
              30,000 shares authorized, 28,068 shares issued and outstanding
              Series AA Cumulative Convertible Redeemable Preferred Stock:            160,000
              875,000 shares authorized, 39,938 shares issued and outstanding
        Common Stock: $0.002 par value, 25,000,000 shares authorized,
              8,921,774 shares issued and outstanding                                  14,000
        Additional Paid in Capital                                                 13,915,000
        Accumulated Deficit                                                       (13,150,000)
                                                                                 ------------
                    Total Stockholders' Equity                                      1,381,000
                                                                                 ============
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  4,935,000
                                                                                 ============

                        See accompaning notes to financial statements.

                                              -3-

                                                 SPARTA SURGICAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                                         Three Months Ended          Nine Months Ended
                                                                            November 30,                 November 30,
                                                                    --------------------------   ---------------------------
                                                                        2000          1999            2000          1999
                                                                    -----------    -----------    -----------    -----------
Net Sales                                                           $   903,000    $   930,000    $ 2,684,000    $ 2,294,000

Cost of Sales                                                           320,000        451,000      1,150,000        944,000
                                                                    -----------    -----------    -----------    -----------

        Gross Profit                                                    583,000        479,000      1,534,000      1,350,000


Selling, general and administrative expenses                            585,000        616,000      1,557,000      1,218,000
Research and development expenses                                       103,000          9,000        325,000         16,000
Depreciation and amortization                                           100,000        103,000        380,000        217,000
                                                                    -----------    -----------    -----------    -----------

        Income (loss) from operations                                  (205,000)      (249,000)      (728,000)      (101,000)
                                                                    ===========    ===========    ===========    ===========
Other income (expense):
  Interest and other income                                                --             --             --           12,000
  Interest expense                                                      (91,000)      (157,000)      (256,000)      (341,000)
                                                                    -----------    -----------    -----------    -----------

        Total other income (expense)                                    (91,000)      (157,000)      (256,000)      (329,000)
                                                                    -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                        (296,000)      (406,000)      (984,000)      (430,000)

Provision for income taxes                                                 --             --             --             --
                                                                    -----------    -----------    -----------    -----------

Net income (loss)                                                   ($  296,000)   ($  406,000)   ($  984,000)   ($  430,000)
                                                                    -----------    -----------    -----------    -----------

Preferred stock dividends                                                (4,000)        (4,000)       (25,000)       (25,000)
                                                                    -----------    -----------    -----------    -----------

Net income (loss) applicable to common stockholders                 ($  300,000)   ($  410,000)   ($1,009,000)   ($  455,000)
                                                                    ===========    ===========    ===========    ===========

Shares used to calculate basic net income (loss) per common share     6,978,146      2,504,903      6,607,928      2,258,768
                                                                    ===========    ===========    ===========    ===========

Basic net income (loss) per common share                            ($     0.04)   ($     0.16)   ($     0.15)   ($     0.20)
                                                                    ===========    ===========    ===========    ===========

Shares used to calculate diluted net income (loss) per common
share                                                                 6,978,146      2,504,903      6,607,928      2,258,768
                                                                    ===========    ===========    ===========    ===========

Diluted net income (loss) per common share                          ($     0.04)   ($     0.16)   ($     0.15)   ($     0.20)
                                                                    ===========    ===========    ===========    ===========


                                        See accompanying notes to financial statements.

                                                              -4-

                                                SPARTA SURGICAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (Unaudited)
                                                                                                    Nine Months Ended
                                                                                                       November 30,
                                                                                               --------------------------
                                                                                                    2000          1999
                                                                                               -----------    -----------
Cash flows from operating activities
     Net income (loss)                                                                         ($  984,000)   ($  430,000)
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
            Depreciation and amortization                                                          380,000        217,000
            Gain on lease settlement                                                                  --          (12,000)
            Changes in operating assets and liabilities
                Accounts receivable                                                               (125,000)      (121,000)
                Inventories                                                                         98,000        (99,000)
                Other assets                                                                       258,000          8,000
                Accounts payable and accrued expenses                                             (336,000)      (370,000)
                                                                                               -----------    -----------
                   Net cash used in operating activities                                          (709,000)      (807,000)
                                                                                               ===========    ===========
Cash flows from investing activities:
     Capital expenditures                                                                          (17,000)      (102,000)
     Increase in intangible assets                                                                (156,000)        14,000
                                                                                               -----------    -----------
                   Net cash used in investing activities                                          (173,000)       (88,000)
                                                                                               ===========    ===========

Cash flows from financing activities:
     Proceeds from borrowings from revolving credit facility  and other longterm obligations     3,193,000      3,038,000
     Principal payments on longterm obligations                                                 (2,753,000)    (2,101,000)
     Proceeds from issuance of common stock                                                        381,000        125,000
     Debt issuance costs incurred                                                                     --         (163,000)
                                                                                               -----------    -----------
                   Net cash provided by financing activities                                       821,000        899,000
                                                                                               ===========    ===========
                   Net change in cash and cash equivalents                                         (61,000)         4,000
                                                                                               -----------    -----------
                   Cash and cash equivalents at beginning of the period                             61,000          1,000
                                                                                               -----------    -----------
                   Cash and cash equivalents at end of the period                              $      --      $     5,000
                                                                                               ===========    ===========

Supplemental disclosure of cash flow information:
-------------------------------------------------
     Cash paid during the period for:
         Interest                                                                              $   195,800    $   341,000
         Income taxes                                                                                 --             --

Supplemental disclosure of noncash investing and financing activities:
----------------------------------------------------------------------
     Dividends payable on Series A Convertible redeemable preferred stock                           25,000           --
     Conversion of debt into common stock                                                          200,000           --
     Stock dividends paid on Series A Convertible redeemable preferred stock                        38,000         15,000
     Issuance of Common Stock in acquisition of subsidiary                                            --          800,000


                                      See accompanying notes to financial statements.

                                                            -5-


                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements is as of November 30, 2000 and for the three and nine months ended November 30, 2000 and 1999 have been prepared on the same basis as the audited financial statements.
     In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended February
     29, 2000, previously filed with the Securities and Exchange Commission.

2. Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the if-converted method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied. Potentially dilutive securities, excluded because of their anti-dilutive effect, are 4,487,540 options and warrants, and 230,621 equivalent common shares of convertible preferred stock at November 30, 2000. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                        Three Months Ended           Nine Months Ended
                                                           November 30,                 November 30,
                                                   --------------------------    --------------------------
                                                       2000          1999            2000           1999
                                                   -----------    -----------    -----------    -----------
Numerator
      Net income (loss)                               (300,000)   ($  410,000)    (1,009,000)   ($  455,000)
      applicable to common shareholders
Denominator
      Weighted average common shares
      outstanding during the period                  8,881,132      4,783,672      8,510,914      3,705,319

Less shares in escrow                                1,902,986      2,278,769      1,902,986      1,446,551
                                                   ===========    ===========    ===========    ===========
Shares used in computing basic income
      (loss) per common share                        6,978,146      2,504,903      6,607,928      2,258,768
                                                   ===========    ===========    ===========    ===========
Dilutive effect of conversion of preferred stock          --             --             --             --
Dilutive effect of options and warrants                   --             --             --             --
Dilutive effect of convertible debt                       --             --             --             --
Shares used in computing diluted income
      (loss) per common share                        6,978,146      2,504,903      6,607,928      2,258,768
                                                   ===========    ===========    ===========    ===========

                                       -6-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements. Some of the statements that we make under Management's discussion and analysis, results of operations liquidity and capital resources, and elsewhere in this Form 10-QSB constitutes forward-looking statements.

     These statements relate to future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, each of actively, performance or achievements to be materially different from these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although we believe that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate therefore there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate. The following discussions should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

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

     There can be no assurance that we (i) can predict the market acceptance of our products, (ii) will not face intense competition and if we are unable to compete effectively, we may be unable to maintain or expand the base of purchasers for our devices and we may lose market share or be required to reduce prices, (iii) will be able to obtain patent protection for our products and preserve our trade secrets and safeguard the security and privacy of our confidential technology, (iv) will continue the operations, as we may need additional financing and such financing may not be available as we are highly leveraged and may be unable to service our debt, (v) will be successful because we are subject to stringent and continuing applicable federal regulations that there could be changes in the political, economical, or regulatory healthcare and may be subject to product liability claims, (vi) will be able to retain or hire key personnel, and (vii) will successfully generate sufficient revenue to achieve profitability from our new subsidiary, Sparta E*Med, Inc., (viii) will not lose a key manufacturer, distributor or a customer which could result in a significant reduction in the revenues we generate, (ix) can anticipate unexpected events and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses.

     Our results of operations vary significantly from year to year and from quarter to quarter, and we depend on, among other factors, developing new products, demand for our products and significantly depend on availability of materials from our suppliers, and we also depend on our customers including hospitals, physicians, distributors and OEM private label accounts. We have incurred net losses in the past and can't assure future profitability. At November 30, 2000, our accumulated deficit was approximately $13,150,000.

RESULTS OF OPERATIONS

Three months ended November 30, 2000
as compared to three months ended November 30, 1999

     Net sales for the three months ended November 30, 2000 ("Third Quarter Fiscal 2001") were $903,000, a 3% decrease or $27,000 from net sales of $930,000 for the three months ended November 30, 1999 ("Third Quarter Fiscal 2000"). The decrease in net sales during the Third Quarter Fiscal 2001 is compared to the Second Quarter Fiscal 2000 is primarily due to the decrease of sales in the surgical business.

Nine months ended November 30, 2000
as compared to nine months ended November 30, 1999

     Net sales for the nine months ended November 30, 2000 ("Nine Months Fiscal 2001") were $2,684,000, a 17%, increase from net sales of $2,294,000 for the nine months ended November 30, 1999 ("Nine Months Fiscal 2000"). The net sales increase of $390,000 during the Nine Months Fiscal 2001 as compared to the Nine Months Fiscal 2000 can be primarily attributed to electrotherapy sales generated from our recent ISO9001 and CE Mark approval to distribute certain of our electrosurgical products to the European market and from surgical sales from new distributors in U.S. and international markets and direct to hospital accounts.

     Gross profit was $1,534,000 or 57% of net sales for the Nine Months Fiscal 2001 as compared to $1,350,000 or 58.8% of net sales for the Nine Months Fiscal 2000. The increase in gross profit is primarily due to increase in sales volume and the higher margins generated from the sale of our specialty disposable surgical product lines.

     Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 2001 were $1,557,000 a 28%, or $339,000 increase from SG&A expenses of $1,218,000 for the Nine Months Fiscal 2000. The increase in SG&A expenses for the Nine Months Fiscal 2001 as compared to the Nine Months Fiscal 2000 is primarily due to the additional operating expenses resulting from the acquisition of Olsen and certain related consulting fees to the former shareholder of Olsen, the further development of Sparta E*Med.com and attendance at various trade items to promote our products.

     Research, development and engineering ("R&D") expenses for the Nine Months Fiscal 2001 were $325,000, an increase of over $309,000 from R&D expense of $16,000 for the Nine Months Fiscal 2000. The increase in R&D expenses for the Nine Months Fiscal 2001 as compared to the Nine Months Fiscal 2000 is primarily due to our ongoing extensive research and product development consisting of: (i) MEESA, a manually extendable electrosurgical apparatus used for tissue cutting and cauterization, (ii) Microvasive Cable Adapter(R), a reusable bipolar cable accessory to connect directly to an endostat generator, (iii) Silverglide(R) Bipolar Forceps, a surface finish that minimizes sticking of tissue and eschar, on electrosurgical instrument, (iv) B2B website technology, under Sparta E*Med.com.

     Depreciation and Amortization ("D&A") expenses for the Nine Months Fiscal 2001 were $380,000, a 80% increase or $163,000 from D&A expenses of $217,000 for the Nine Months Fiscal 2000. The increase of D&A expenses during the Nine Months Fiscal 2001 is due to the amortization of approximately $207,000 relating to a non-compete agreement to the former shareholder of Olsen and goodwill charges in connection with the acquisition of Olsen Electrosurgical in June 1999, of which $139,000 is an adjustment to reflect a change in the estimated life of the covenant not to compete.

     Total other expenses for the Nine Months Fiscal 2001 was $256,000, a decrease of $85,000 from total other expenses of $341,000 for the Nine Months Fiscal 2000. The decrease in total other expenses is primarily due to lower banking expenses and financing costs.

     As a result of the foregoing, the net loss for the Nine Months Fiscal 2001 was $984,000, an increase of $554,000. The increase in net loss for the Nine Months Fiscal 2001 as compared to Nine Months Fiscal 2000 is primarily due to the increase of Research, development and engineering, and Selling, general and administrative expenses, increase in depreciation and amortization relating to the purchase of Olsen Electrosurgical and decrease in total other expenses as discussed above.

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

     In recent years, we have experienced losses from operations and have suffered from a deficiency in available working capital and revenues from existing product lines have not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of a financial advisor to pursue capital through such private equity or debt financing. However, there can be no assurance that we will be able to complete planned debt or equity offerings or targeted acquisitions. We do not have the cash, working capital or commitments for additional equity or debt financing to sustain our current level of operations. We will need to generate cash flows from operations and/or raise additional funds in order to maintain operation at current levels.

     Our current operations continue to be cash flow negative, further straining our working capital resources. Our future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and marketing capabilities. In order to continue our current level of operations, it will be necessary for us to obtain additional working capital, from either debt or equity sources. If we are unable to obtain additional working capital, it may be necessary for us to restructure our operations to reduce our ongoing expenditures. Our principal capital requirements have been to fund working capital needs to support internal growth for acquisitions and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management attempts to control inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable expenses in the event any of our major customers encounters financial difficulties. Although management monitors the creditworthiness of its customers, management cannot assume that we will not incur some collection loss on customer accounts receivable or loss in customer base in the future.

     We rely on outside suppliers for many components of our products. From time to time we have experienced difficulties in obtaining some components, and there can be no assurance that our manufacturing sources will be able to meet our product needs on a timely basis. At present we obtain our TENS units and certain of its surgical disposables from single sources. The lack of availability of these and other products from its current supplier due to our current operations being cash flow negative or for any other reasons would have a material adverse effect on our operations.

     If we issue additional securities to raise funds, these securities may have rights, preferences or privileges senior to that of the rights of our Common Stock and our Stockholders may experience significant dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or securities analyst, the market price of our stock would likely decline significantly.

     We may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which we have encountered with previous acquisitions. Future acquisitions by us may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. In addition, the failure to finalize and close an acquisition or financing activities could result in additional expenses to the operation of the business. These factors could have a material adverse effect on our business, operating results and financial condition.

     As of February 29, 2000, we had federal and state net operating loss carry forwards of approximately $10,458,000. Our net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019.

     Our working capital at November 30, 2000 was $1,900,000 as compared to $1,633,000 at February 29, 2000, an increase of $267,000, which is primarily due to the recently completed private equity financing.

     On March 20, 2000 Bank of America Commercial provided us with an amended 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). We agreed to pay Bank of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to us based on a percentage of eligible assets and is secured by a first position security interest on all our assets. As of January 3, 2001, the outstanding balance on the Loan was $1,719,000. The Loan is being used to provide working capital for current operations. In connection with the financing, we issued Bank of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003.

     On November 1, 2000 we amended our September 22, 2000 private placement memorandum to raise $2.5 million through the sale of 10% Subordinated Notes due April 1, 2002, with interest payable June 1, 2001, and December 1, 2001 and June 1, 2002. Under the memorandum, the investor will receive warrants to purchase one share of Sparta Surgical common stock, par value $0.002, at $0.50 per share for each dollar of note purchased. The warrants are for a period of three years with certain registration rights. In addition, the investor will receive warrants to purchase 0.40 of one share of common stock of Sparta E*Med, Inc., (a wholly owned subsidiary) at $0.50 per share for each dollar of note purchased. The warrants are for a period of three years with certain registration rights. The proceeds of the private placement will be used for working capital and certain targeted acquisitions. In addition, under the terms of the private placement, we have the option to convert the principal balance owing under the notes into our common stock at $0.50 per share providing the closing ask price of our common stock is at or above $1.25 per share for ten consecutive trading days. There can be no assurance that this private placement will be completed and funded.

     On May 23, 1997, Mr. Reiner and his Assignee provided us with a Working Capital Credit Facility ("Reiner Facility") of up to $200,000 bearing 12% interest per annum. The Reiner Facility was subsequently increased to a maximum amount of $400,000. The advances and accrued interest made under the Reiner Facility was due the ending of (i) May 1998, subsequently extended until June 30, 2001, or (ii) upon the closing of a minimum of $1,000,000 equity or debt financing by us, or (iii) upon default by us, or (iv) upon demand by Mr. Reiner with five days notice to us. In addition, Mr. Reiner has the option to convert any portion of the outstanding loan balance into common stock, par value $0.002, at 75% discount of the average of the closing NASDAQ bid price of the five trading days preceding the conversion date. Mr. Reiner has a junior lien on all of the assets and is subordinated to its senior lender, Bank of America. As of January 4, 2001, the amount due to Mr. Reiner under the Reiner Facility was approximately $540,000 plus accrued interest of $700. On December 13, 2000, Mr. Reiner agreed to convert $18,455 of the outstanding loan balance into 123,034 shares of Common Stock.

     In May 1998, we agreed to place into escrow 952,986 shares of common stock, par value $0.002 for the benefit of Mr. Reiner and these shares would be released from escrow to Mr. Reiner upon certain conditions specifically set forth in the Escrow Agreement dated May 8, 1998. These shares were placed into escrow as a consideration for Mr. Reiner agreeing to provide, (i) a personal guarantee in an amount of $250,000 as to the obligations to its secured lender, Bank of America, under its $2.5 million revolving credit facility, (ii) a personal guarantee of approximately $715,000 of additional indebtedness relating to certain leases and bridge loans, (iii) a $400,000 Working Capital Credit Facility ("Reiner Facility").

     As of October 12, 2000, none of the conditions set forth in the Escrow Agreement for the release of the shares from escrow have been met. Therefore, the shares remain in escrow. Mr. Reiner has voting authority over the shares and the shares are considered outstanding as of February 29, 2000, although for the purposes of calculating the net loss per share, these shares are excluded. There can be no assurance that the release from escrow and the issuance of these shares to Mr. Reiner will not have a material adverse effect on our earnings. Upon release of these shares from escrow to Mr. Reiner, assuming use of the fair market value of our common stock on January 2, 2001, the charge to earnings would be approximately $190,597. Between September 1999 and November 1999, we agreed to place 950,000 shares into escrow for the benefit of Mr. Reiner, as a condition of Mr. Reiner providing (i) his personal guarantee of certain lease obligations and bank debt in connection with our acquisition of Olsen Electrosurgical, Inc. in June 1999, (ii) a further extension of the repayment of the Reiner Facility due June 30, 1999, to June 30, 2000. On June 30, 2000, we requested Mr. Reiner to further extend the repayment of the Reiner Facility for a period of 12 months until June 30, 2001. There can be no assurance that the impact of these shares being placed into escrow and the release of these shares to Mr. Reiner will not have a material adverse effect on our earnings. Upon release of these shares from escrow to Mr. Reiner, assuming use of the fair market value of our common stock on January 2, 2001, the charge to earnings would be approximately $190,000.

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings
         -----------------
               None.

Item 2.  Changes in Securities
         ---------------------
               None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
               None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
               None.

Item 5.  Other Information
         -----------------

     We are registered with the FDA as a medical device establishment. Our office and distribution facilities in California are subject to various state and local regulations such as zoning requirements, health and fire codes and the like. All of our medical devices must be approved, registered and/or licensed by the FDA and other domestic and foreign regulatory authorities. These authorities also regulate labeling, advertising and other forms of product claims. In addition, we are approved for ISO 9001 certification and CE Mark for certain of our electrosurgical devices.

     Under the Federal Food, Drug and Cosmetic Act, we are required to file with the FDA a new device description and obtain FDA approval for any new medical device which we propose to manufacture and market. The procedure for obtaining such approval differs depending upon the uniqueness of the device, with devices similar to those marketed prior to 1976 being eligible for expedited approval and those devices which represent significant departures from devices on the market in 1976 requiring pre-marketing approval. The devices are also subject to inspection by the FDA after approval, with devices that are potentially life-threatening being subject to more stringent standards. The FDA has established manufacturing and sterilization standards for medical devices known as "Good Manufacturing Practices" which require our distribution facility and suppliers to be registered annually and subject to regular inspections by the FDA. We follow Occupational Safety and Health Administration (OSHA) guidelines as mandated by state and federal regulations. We provides training for all employees to ensure that all aspects of the manufacturing process are performed in an environmentally safe manner.

     Although applicable government regulations vary in their provisions, they are stringent and continuing. The cost of compliance with these regulations is difficult to determine, but such cost is and will continue to be a significant expense to us. We believe that it has obtained all applicable government and regulatory approvals for its existing products, facilities and processes and expects that all of its current licenses will be renewed on a regular basis. There can be no assurance that we will continue to be in compliance with all current regulations or that it will be able to comply with all future regulations.

     We sell our products under a variety of trademarks, some of which have been registered in the United States and various foreign countries. We currently holds two patents granted by the United States Patent Office relating to its electrosurgical equipment and accessories. Notwithstanding the trademarks and patents held by us, there can be no assurance that competitors will not develop similar trademarks outside of our trademark protection or functionally similar products outside our patent protection. There also can be no assurance that any patents issued to or licensed by others, that others will not obtain patents that we will need to license or design around, that our patents will not inadvertently infringe upon the patents of others, or that others will not use our patent upon expiration of such patents. There can be no assurance that existing or future patents will not be invalidated or that we will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues. Therefore, the scope or enforceability of claims allowed in the patents on which we will rely cannot be predicted with any certainty.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     A. Exhibit No.

          27 Financial Data Schedule.

     B. Reports on Form 8-K

          On October 2, 2000, upon the recommendations of our Audit Committee, we reported the termination of Grant Thorton, LLP and the appointment of Angell and Deering, LLP as our new independent accountants.

          On October 23, 2000, we reported that John O'Hanlon, CFO, resigned from his position to pursue other opportunities. Tamatha Frandsen was appointed Controller and Principal Accounting Officer.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


Sparta Surgical Corporation


By:  /s/  Thomas F. Reiner                By:  /s/  Tamatha Frandsen
   ----------------------------              -----------------------------
          Thomas F. Reiner                          Tamatha Frandsen
          Chairman of the Board                     Controller
          President & CEO                           Principal Accounting Officer



January 15, 2001