Form 10KSB
period 2001-02-28
SPARTA SURGICAL CORP
filed 2001-10-01
CIK 819981

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended February 28, 2001 or

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  No X
       ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     The Registrant's revenues for its most recent fiscal year were $3,407,664.

     As of August 31, 2001, the market value of the Registrant's $.002 Par Value Common Stock and $4.00 Par Value Redeemable Convertible Preferred Stock excluding shares held by affiliates, was $ 634,097 based upon closing prices on NASDAQ's Pink Sheets of $0.10 per share of $.002 Par Value Common Stock and $.38 per share of $4.00 Par Value Redeemable Convertible Preferred Stock.

     As of August 31, 2001, 11,654,159 shares of the Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock and 27,818 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

              Cautionary Note Regarding Forward-Looking Statements

     This Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and fiscal condition. All statements, other than statements of historical facts included in this Form 10-KSB regarding our strategy, future operations, timetables for product testing, financial position, costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-KSB, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Factors Affecting Future Operating Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB.

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

     Our business operations began in July 1987 with the acquisition of Sparta Instrument Corporation. Since that time, our business has been primarily built and expanded by means of additional acquisitions of companies and products that compliment or expand our existing product lines. Our principal offices are located at 2100 Meridian Park Blvd., Concord, California. Our telephone number is (925) 825-8151 and fax number is (925) 825-8155.

Products

     Our products consist of surgical and medical devices and electrotherapy equipment and supplies:

         (i) Reusable and single use electrosurgical instruments and accessories. We develop, research manufacture and market a full line of reusable and single use electrosurgical instruments, biopolar and monopolor forceps, cables and adaptors, smoke evacuator tubes, laparoscopic and arthroscopic electrodes, and switch pens used in connection with tissue cutting and cauterization during various surgical procedures.

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

Sales and Marketing

     We offer our products through a network of surgical and medical, and durable medical equipment distributors located throughout the United States and abroad who are responsible for sales directly to hospitals, physicians, clinics, physical and occupational therapists and rehabilitation facilities. Support for our internal and external sales force is provided by marketing communication programs such as advertisements in medical journals, attendance at trade shows, distribution of sales brochures, educational seminars, sales training and telemarketing. Sales leads developed through advertising, direct mail, trade show and customer inquiries are pursued through direct sales contacts. In addition, we also design and develop and market our products under private label OEM arrangements.

     Our sales network reaches most of the major markets in the United States along with a modest but expanding international market. In the United States and overseas there are numerous independent health care distributors of our products that include Baxter Healthcare Corp., Abbey Medical, Inc., General Medical Corp., Allegiance Healthcare Inc., Genzyme, Inc., Owens and Minor, Inc., DeRoyal Industries, Inc., Alabama Microsurgical Instruments, PrimeSource Healthcare, Salvin Dental Co., McKesson General Medical, Dong-Jin International Co., Goodman Medical Supplies and Hoxan Co. Through our various distributors and representatives, our products are marketed to private and government hospitals, rehabilitation facilities, clinics, physicians, and occupational and physical therapists.

Manufacturing and Distribution

     We research, design, manufacture and distribute our disposable and reusable electrosurgical instruments and accessories in its 22,000 sq. ft. FDA registered ISO and CEO Mark medical device facility in Concord, California. Our reusable and disposable Electrosurgical and microsurgical hand-held instruments, oral maxillofacial implant plating systems, critical care hospital disposables and electromedical equipment and accessories are purchased, inspected, packaged and distributed from our facility. Microsurgical hand-held instruments and oral maxillofacial implant plating systems are manufactured in Germany, Switzerland and the United States to our specifications. The electrotherapy equipment and accessories are manufactured domestically to our specifications under various manufacturing arrangements.

     We have experienced difficulty from time to time in obtaining some of our products, and there can be no assurance that our current or alternative sources will be able to meet our needs on a timely basis. Although some products are currently available from multiple sources, at present we obtain approximately 50% of the products we sell from single sources. A lack of availability from current suppliers could cause distribution delays, increased cost to us and a decrease in levels of sales. In addition, reliance on these suppliers could adversely affect our quality control efforts and our ability to control delivery schedules.

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

Competition

     The health care products industry is intensely competitive, and many of our competitors have financial, marketing and other resources substantially greater than we do. Some of our larger competitors enjoy an additional competitive advantage by reason of their ability to offer product discounts for volume purchases across product lines. Some of the companies with which we compete, have significantly greater resources, established sales organizations and greater experience in marketing and sales of products through direct distribution. The industry is dominated by general industry giants such as Johnson and Johnson, Baxter Healthcare, Storz, division of Bausch and Lomb, Valley Lab, Empi, Howmedica, Allegiance Healthcare and ConMed.

     In the surgical specialty market for electrosurgical instruments and accessories products, we compete with Valley Lab and Commed. In the microsurgical hand held instruments, we compete with Storz Instrument Company, TFX Surgical and Katena Products, Inc. In the critical care hospital disposable products market, our competitors include Baxter Healthcare Corp., Johnson & Johnson Patient Care, Inc., Abbott Laboratories, Inc., Patterson Dental Co. and Allegiance Healthcare, as well as other smaller competitors. In the cranio-maxillofacial plating systems market, we compete with Howmedica, Inc., Synthes U.S.A. and Walter Lorenz Surgical Instruments as well as other smaller competitors. In the durable medical equipment and accessories market, we compete with numerous companies including Empi, Inc. and Rehabicare, Inc., the market leaders in the medical equipment rehabilitation industry.

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

Employees

     In addition to our three executive officers, as of August 31, 2001, we had twenty-three full-time employees including fourteen employees involved in manufacturing and distribution; three in sales and marketing; one in engineering and five administrative. We believe that our relations with our employees are satisfactory. Our employees are not represented by any organized labor union and are not covered by any collective bargaining agreements. Our performance is substantially dependent on the performance of our executive officers and key employees.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     We lease our corporate and manufacturing facility in Concord, California. We believe the facilities are adequate for our needs in the foreseeable future and that additional space will be available at reasonable rates when required. The following table sets forth certain information concerning our facility:

                        Square          Expiration of          Monthly
   Location             Footage         Current Lease          Rental
   --------             -------         -------------          ------
   Concord, CA           14,197            07/31/04           $15,004
   Concord, CA            4,349            07/31/04             8,216
   Concord, CA            3,879            07/31/04             4,130


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     On June 7, 2001, we were served with a complaint from Bank of America ("B/A") in a civil action filed in the Superior Court of California, County of Contra Costa, alleging that we were in breach of our Loan Agreement dated March 20, 2000. Under the suit, B/A is seeking repayment of all amounts owing, approximately $1.7 million under the $2.5 million Revolving Credit Facility. In addition, B/A has filed certain other motions to enforce its security interest in the assets and Sparta has filed extensive opposition to those motions and vigorously oppose these motions. We intend to vigorously defend against the suit. On June 14, 2001, we filed suit against B/A in the Superior Court of California, County of Contra Costa. In our suit, we are seeking $31.2 million in alleged damages arising from a breach of contract and other inappropriate conduct, covenant of good faith and fair dealing, unlawful and unfair business practices, intentional infliction of emotional distress and conversion by B/A. We allege that our damages are based upon our lost opportunities to fulfill orders and otherwise implement our business plan and harm to our reputation and stock market value. If we are required to repay the B/A loan prior to the March 2002 due date, our financial position and results of operations could be adversely affected. There is no assurance that we would be able to obtain the necessary financing to repay B/A in a timely manner if B/A prevails in our lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     Our Common Stock traded on the NASDAQ SmallCap Market under the symbol "SPSG" from January 31, 1991 to May 1, 1998. NASDAQ delisted our securities from trading on the NASDAQ SmallCap Market. and subsequently we applied and commenced trading on the Over-the-Counter Bulletin Board. On July 20, 2001, we were delisted to the non NASDAQ OTC (Pink Sheets unqualified), ("Pink Sheets"). Trading in our securities is currently being conducted in the Pink Sheets which could substantially reduce the markets for our securities. In addition, we can provide no assurance that our Common Stock will not become delisted from trading or become ineligible for quotation due to changes in NASD listing requirements or if we fail to comply with any rules and regulations pursuant to NASD rule 6530.

     The following table sets forth for the quarters indicating the range of high and low closing prices of our Common Stock, as reported by NASDAQ, but such prices do not include retail markup, markdown or commissions.

                                                                Price
                                                                -----
     By Quarter Ended:                                    High         Low
     ----------------                                     ----         ---
     Fiscal 2002
         May 31, 2001                                     $0.10       $0.10
                (through August 31, 2001)
     Fiscal 2001
         May 31, 2000                                      1.31        1.31
         August 31, 2000                                   0.69        0.69
         November 30, 2000                                 0.21        0.21
         February 28, 2001                                 0.20        0.20

     As of August 31, 2001, we estimate we had approximately 500 shareholders of record. The trading price of our Common Stock fluctuates substantially in response to factors such as, but not limited to, announcements by our competitors of technological innovations or new products, changes in securities analyst's recommendations, or other events or factors, many of which are beyond our control. In addition, the stock market in general has experienced extreme price and volume fluctuations in recent years and even in recent months that have particularly affected the market prices of many medical companies such as ours. In the past, following periods of volatility for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a division of management attention and resources, which could have a material adverse effect on our business, including liquidity and our ability to fund our operations.

     As of August 31, 2001, our authorized capital stock consisted of 25,000,000 shares of Common Stock, $.002 par value, and 2,000,000 shares of Preferred Stock, $4.00 par value. Shares of Preferred Stock in addition to the Series A Preferred Stock and the 1992 Preferred Stock may be issued from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions thereof, as are determined by resolution of the Board of Directors, except that so long as any 1992 Preferred Stock or Series A Preferred Stock is outstanding, we may not issue any series of stock having rights senior to either class of Preferred Stock without the approval of holders of at least 50% of the outstanding shares of such classes of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, the issuance of Preferred Stock could depress the market price of the Common Stock.

Common Stock

     At August 31, 2001 there were 11,654,159 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefore subject to the prior rights of holders of preferred stock and our contractual restrictions against the payment of dividends on Common Stock. In the event of liquidation or dissolution of us, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and nonassessable. On June 16, 2000, a Special Meeting of our Shareholders was held for the purpose of amending our Certificate of Incorporation in order to increase our authorized number of shares of Common Stock from 8,000,000 shares to 25,000,000 shares. The Shareholders initiative was approved.

Series A Convertible Preferred Stock

     We issued 30,000 shares of $4.00 par value Series A Convertible Preferred Stock convertible into 25,000 shares of Common Stock in connection with the 1994 Offering. At August 31, 2001 there were 27,818 shares of Series A Preferred Stock outstanding convertible into 23,180 shares of Common Stock. A summary of the Series A Preferred Stock follows.

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

     Liquidation Preference. In the event of any liquidation, dissolution or winding up of the business, holders of shares of Series A Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of Common Stock or any series or class of our stock hereafter issued that ranks junior as to liquidation rights to the Series A Preferred Stock, but the holders of the shares of the Series A Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of our stock previously or hereafter issued that ranks senior as to liquidation rights to the Series A Preferred
Stock has been paid in full. An aggregate of 82,533 shares of 1992 Preferred Stock (representing $330,132 of face value) carries liquidation rights senior to the Series A Preferred Stock.

     Voting Rights. The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of Series A Preferred Stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock is entitled to one vote, excluding shares held by us or any entity controlled by us, which shares shall have no voting rights.

Redeemable Convertible Preferred Stock

     At August 31, 2001 there were 82,533 shares of $4.00 par value Redeemable Convertible Preferred Stock ("1992 Preferred Stock") outstanding convertible into 27,511 shares of Common Stock which were issued in connection with the 1992 Offering. A summary of the 1992 Preferred Stock follows.

     Dividend Rights. Holders of the 1992 Preferred Stock are entitled to receive, in each fiscal year in which we attain net income after taxes, as defined below, from funds legally available therefore, non-cumulative dividends at the annual rate of $.40 per share, payable within 120 days of the end of our fiscal year. The dividends are payable in cash for each fiscal year in which we have net income (excluding any items of non-cash extraordinary income) after taxes of at least $650,000, and, if net income is less than that amount, in cash, Common Stock or a combination of cash and Common Stock, to be determined at our election. The Common Stock, if any, payable as the 1992 Preferred Stock dividend will be valued at the average closing bid price for the Common Stock during the 30 business days prior to the dividend payment date as reported by NASDAQ, and are registered and free trading securities. Dividends are non-cumulative and will be payable to holders of record on such record dates as shall be fixed by our Board of Directors. Dividends payable for any period less than a full year will be computed on the basis of a 360-day year with equal months of 30 days. We paid a $.40 per share dividend in Common Stock for the fiscal years ended February 28, 1994 and February 29, 1996, but did not pay a dividend for the fiscal years ended February 28, 1995, February 28, 1997, February 28, 1998, February 28, 1999 and February 29, 2000. We do not anticipate we will pay a dividend for the fiscal year ended February 28, 2001.

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

Series AA Convertible Redeemable Preferred Stock

     At February 29, 2000, there were 39,938 shares of Preferred Stock of $4.00 par value (constituted as a series distinguished as "Series AA Preferred Stock") outstanding, convertible into 179,721 shares of common stock which were issued in connection with the conversion of certain indebtedness. On February 8, 2001, the Series AA Preferred Stock was converted into 179,721 shares of common stock.

Stock Transfer and Warrant Agent

     We use American Stock Transfer and Trust Company, 40 Wall Street, New York, New York, as the stock transfer and warrant agent for our securities.

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

     These statements relate to future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, each of actively, performance or achievements to be materially different form these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although we believe that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could be inaccurate therefore there can be no assurance that the forward-looking statements included in this form 10-KSB will prove to be accurate. The following discussions should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

Risk Factors Affecting Future Operating Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-KSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us. The statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reformation Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our business, operating results and financial condition.

     We are engaged in the development and manufacturing of electrosurgical and microsurgical instruments and accessories and electromedical equipment and supplies, utilizing proprietary technologies to satisfy unmet medical needs costs effectively. Our results of operations vary significantly from year to year and from quarter to quarter, and in the past have depended on, among other factors, developing new products, demand for our products and significantly depend on availability of materials from our suppliers and dependence on our customers including hospital, physicians, medical distributors and OEM accounts. We have incurred net losses past years and can't assure future profitability. At February 28, 2001 our accumulated deficit was $13,928,000.

     There can be no assurance that we (i) can predict the market acceptance of our products, (ii) will not face intense competition and if we are unable to compete effectively, we may be unable to maintain or expand the base of purchasers for our devices and we may lose market share or be required to reduce prices, (iii) will be able to obtain patent protection for our products and preserve our trade secrets and safeguard the security and privacy of our confidential technology, (iv) will continue the operations, as we may need additional financing and such financing may not be available as we are highly leveraged and may be unable to service our debt, (v) will be successful because we are subject to stringent and continuing applicable federal regulations that there could be changes in the political, economical, or regulatory healthcare and may be subject to product liability claims, (vi) will be able to retain or hire key personnel, and (vii) will successfully generate sufficient revenue to achieve profitability from our new subsidiary, Spart E*Med, Inc., (viii) will not lose a key manufacturer, distributor or a customer which could result in a significant reduction in the revenue we generate, (ix) can anticipate unexpected events and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses.

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

     In recent years we have experienced losses from operations and continue to suffer from a deficiency in available working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. We may need to raise additional funds in order to implement our business plan, to find more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional funding may be unavailable on terms satisfactory to us, or at all, if we raise additional funds by issuing equity securities, we may experience significant dilution and such securities may have rights senior to those of the holders of common stock.

     Our ability to meet our planned growth will require substantial cash resources. The timing and amount of future capital requirements may vary significantly depending on numerous factors including regulatory, technical, competitive and other developments in the healthcare industry. The planned expansion of our operations will place a significant strain on management, financial controls, operating system, personnel and other resources. The success of our products depends on several uncertain events and factors, including: the effectiveness of our marketing strategy and efforts, our product and service differentiation and quality, the extent of our network coverage, our ability to provide timely, effective customer support, our distribution and pricing strategies, as compared to our competitors, our failure to adequately protect our proprietary rights may harm our competitive position, our industry reputation and general economic conditions such as downturns in the healthcare markets.

Further risk particular to our Company are:

     We have incurred significant operating losses and may not be profitable in the future.

     We have reported net losses of $2,308,000 and $1,744,000 for the fiscal years ended February 29, 2000 and February 28, 2001 respectively. We cannot assure that we will report profits in the future.

     Our operations continue to be cash flow negative, reducing our working capital resources.

     Our future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing products, as well as our distribution and marketing efforts. In order to continue our current level of operations, it will be necessary for us to obtain additional working capital, from either debt or equity sources. Our principal working capital needs are to fund inventory purchases and accounts receivable. There can be no assurance we will be able to obtain this financing on terms satisfactory to us.

     We face intense competition which could reduce our product prices.

     The medical products industry is intensely competitive. We compete in all aspect of our business with numerous medical products manufacturers and distributors, many of whom have substantially greater market share and financial and other resources than we do. Competition with these companies could cause us to reduce our product prices or the amount of products we sell.

     It is costly for us to comply with government regulations.

     Our operations are regulated by the Federal Food and Drug Administrative and other agencies in California. Compliance with medical product regulations are costly and time consuming, and if we do not remain in compliance we may be unable to sell some or all of our products.

     We depend upon others to manufacture many of our products or product components on a timely and cost-effective basis.

     From time to time, we have experienced difficulties in obtaining some products or components, and there can be no assurance that our suppliers will be able to meet our product needs on a timely basis. A lack of availability of components or products could cause production delays, increase our product costs, affect our quality control efforts and interfere with our ability to maintain production and delivery schedules.

     We depend upon our personnel.

     Our ability to manufacture and market our medical products depends upon our ability to attract, hire and retain qualified personnel. Competition for this personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel. We are also dependent upon the services of Thomas F. Reiner, our Chairman, Chief Executive Officer and President. The loss of Mr. Reiner's services would have a material adverse effect on our business.

     We face risks of reduced revenue and increased administrative expenses which might result from health care reform.

     Legislative proposals continue to be introduced or proposed in Congress and in state legislature that would effect major changes in the health care system nationally and on the state level. Among the proposals are cost controls on hospitals, changes in health insurance coverages, reductions in reimbursement for medical treatments and the creation of government health insurance plans. It is not clear what effect such proposals would have on our business. Certain proposals, such as cutback in medicare and Medicaid programs, containment of health care costs and permitting states greater flexibility in the administration of Medicaid, could reduce our revenues or increase our costs. In addition, concern about proposed reform measures and their potential effects has contributed to the volatility of stock prices of companies in health care and related industries and may similarly affect the price of our common stock.

     Shares of our Common Stock which are eligible for future sale by our stockholders may decrease the price of our common stock.

     As of August 31, 2001, we had 11,654,159 shares of our common stock outstanding. If holders of our securities sell substantial amounts of our common stock, then the market price of our common stock could decrease.

     We have a significant number of stock options, warrants and convertible securities outstanding, which could significantly depress our common stock market price if exercised and sold.

     As of February 28, 2001, we have outstanding options and warrants to purchase approximately 4,124,873 shares of our common stock and other securities convertible into approximately 4,124,873 shares of common stock. The holders of these securities may exercise or convert them at any time at exercise or conversion price ranging from $.22 per share to $13.50 per share. Although restrictions under federal securities laws limit the ability of the shares of our common stock issuable upon exercise or conversion of these securities to be resold in the public market upon issuance, these restrictions may not apply or may only apply for a period of one year from the date on which these securities are exercised or converted. The sale of shares underlying these stock options, warrants and convertible securities could significantly depress the common stock market price.

     There is no significant trading market for our common stock.

     Our common stock is not eligible for trading on any national or regional exchange. Our common stock is traded on a limited basis on the non NASDAQ OTC Pink Sheets unqualified pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is not a national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There is a greater chance of market volatility for securities that trade on the Pink Sheets as opposed to a national exchange or quotation systems. This volatility may be caused by a variety of factors, including:

     o    the lack of readily available price quotations;
     o the absence of consistent administrative supervision of "bid" and "ask" quotations;
     o    lower trading volume;
     o    and market conditions.

     Because our common stock is classified as "penny stock", trading is limited, and the common stock price could decline.

     Because our common stock falls under the definition of "penny stock," the trading in our common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

     "Penny stocks' are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange; included for quotation in the NASDAQ system; or whose issuer has set tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation less than three years must have net tangible assets of at least $5,000,000.

     Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in "penny stocks," to first provide to their customers a series of disclosures and documents including:

     o a standard risk disclosure document identifying the risks inherent in investment in "penny stocks;
     o all compensation received by the broker-dealer in connection with the transaction;
     o    current quotation prices and other relevant market data; and,
     o monthly account statements reflection the fair market value of the securities

     In addition, these rules require that a broker-dealer obtain financial and other information from a customer, determine that transactions in "penny stock" are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

     In addition, under the Exchange Act, and the regulations there under, any person engaged in a distribution of shares of our common stock offered by this prospectus may not simultaneously engage in market making activities with respect to the common stock during the applicable "cooling off" periods prior to the commencement of this distribution.

     Our preferred stock and status as a Delaware corporation may make a third party acquisition of our company more difficult.

     Our certificate of incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. This issuance of preferred stock could inhibit a change in control by making it more difficult to acquire the majority of our voting stock. In addition, the Delaware General Corporation law restricts certain business combinations with interested stockholders. This statute may have the effect of inhibiting a non- negotiated merger or other business combination.

     We do not anticipate paying dividends

     We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Any dividends which we may pay in the future will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that we will retain any earnings we may generate from our operations to finance and develop our growth.

Year Ended February 28, 2001 as compared to Year Ended February 29, 2000

     Net sales for the year ended February 28, 2001 ("Fiscal 2001") were $3,408,000, an increase of $331,000, or 10.8% from net sales of $3,077,000 for
Fiscal 2000. The increase in net sales during Fiscal 2001 as compared to Fiscal 2000 is the result of (i) increasing and focusing on our OEM private label business, and (ii) cross channel distribution for the Sparta and Olsen devices,
(iii) securing ISO 9001 certification for Quality System Regulations and CE Mark approval to distribute our electrosurgical devices and accessories to the international market. We intend to continue to concentrate our efforts on increasing our sales to achieve profitable operations. In addition, we intend to consider growth through selective strategic acquisitions in complementary lines of business.

     Gross profit was $1,822,000 or 53.5% of net sales for Fiscal 2001 as compared to $1,487,000 or 48.3% for Fiscal 2000. The increase in gross profit in Fiscal 2001 as compared to Fiscal 2000 is primarily attributed to increased sales volume and increased production efficiencies.

     Selling, general and administrative ("SG&A") expenses for Fiscal 2001 were $2,354,000, a $691,000 increase from SG&A expenses of $1,663,000 for Fiscal 2000. The increase in SG&A expenses for Fiscal 2001 as compared to Fiscal 2000 is primarily due to (i) approximately four months of additional SG&A expenses incurred during the Fiscal 2001, as compared to only eight months of SG&A expenses during fiscal 2000 in connection with the acquisition of Olsen Electrosurgical on June 9, 1999, (ii) expenses relating to legal, and consulting fees incurred in connection with due diligence of acquisition targets which were abandoned during the fiscal year, and (iii) consulting fees in connection with our private placement offerings and also from Olsen shareholders.

     Research, Development, and Engineering ("R&D) expenses were $269,000 for Fiscal 2001, a $127,000 increase from R&D expenses of $142,000 during Fiscal 2000. In Fiscal 2001, the increase in the R&D expenses is primarily due to (i) approximately four months of additional R&D expenses incurred during Fiscal 2001 relating to Olsen Electrosurgical, as opposed to only eight months during Fiscal 2000 as discussed in SG&A. We also completed the development of a Manually Extendable Electrical Surgical Apparatus, a patented electrosurgical device for use in cutting tissue and cauterization procedures. We were appointed by Hemitek, LLC to a 10 year exclusive license to manufacture and market this device worldwide. We also continued to investigate our business-to-business website technology, SpartaE*Med.com to further increase our distribution channels for our surgical and medical devices, and we also completed various new OEM product designs.

     Depreciation and amortization ("D&A") expenses for Fiscal 2001 were $577,000, an increase of $296,000 for Fiscal 2000. The increase in D & A is primarily due to the (i) recording of impairment expenses for the write down of patents, (ii) approximately four months of additional D&A expenses incurred during Fiscal 2001 as compared to only eight months for Fiscal 2000 relating to goodwill from Olsen Electrosurgical , as discussed in SG&A.

     As a result of the foregoing, the net loss for Fiscal 2001 was $1,744,000, a decrease of $564,000, from a net loss of $2,308,000 for Fiscal 2000.

     Basic and diluted loss per share were $0.26 for Fiscal 2001 as compared to $0.79 for Fiscal 2000.

Year ended February 28, 2000 as Compared to Year ended February 28, 1999

     Net sales for the year ended February 28, 2000 ("Fiscal 2000") were $3,077,000, an increase of $1,093,000 from net sales of $1,984,000 for Fiscal 1999. The increase in net sales during Fiscal 2000 as compared to Fiscal 1999 is the result of (i) the acquisition of Olsen Electrosurgical business; and (ii) cross-channel of distribution of Sparta and Olsen devices; and (iii) the securing ISO 9001 Certification and CE Mark approval to distribute our electrosurgical devices to the European market.

     Gross profit was $1,487,000 or 48.3% of net sales for Fiscal 2000 as compared to $956,000 or 48.2% of net sales for Fiscal 1999. The increase in gross profit results from the acquisition of Olsen Electrosurgical.

     Selling, general and administrative ("SG&A") expenses for Fiscal 2000 were $1,663,000, a $736,000 increase from SG&A expenses of $927,000 for Fiscal 1999. The increase in SG&A expenses for Fiscal 2000 as compared to Fiscal 1999 is primarily due to non-recurring expenses of approximately $405,000, including,
(i) expenses of approximately $150,000 for legal, accounting and consulting fees incurred in connection with due diligence of acquisition targets which were abandoned during the fiscal year, (ii) expenses of approximately $120,000 in connection with the integration of Olsen Electrosurgical business within Sparta, including consulting fees and expenses paid to the former owners of Olsen Electrosurgical, (iii) expenses of approximately $85,000 in connection with the consolidation of the corporate headquarters and lease termination of the Pleasanton facilities, and in connection with organization restructuring and personnel reduction, and (iv) expenses of approximately $50,000 associated with securing regulatory approval for ISO 9001 Certification and obtaining CE Mark approval, which is required for certain Electrosurgical products to be sold in European markets. In addition, there was a non-recurring expense of $120,000 relating to the disposition of liabilities in connection with the purchase of the Storz oral maxillofacial business in 1994.

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

     Depreciation and amortization ("D&A") expenses for Fiscal 2000 were $281,000, an increase of $83,000, or 42% over $198,000 for Fiscal 1999. The increase in D&A is primarily due to the assets acquired in the Olsen purchase, including goodwill, non-compete agreements and other fixed assets.

     Debt issuance costs for Fiscal 2000 were $1,310,000 versus $265,000 in Fiscal 1999. In Fiscal 2000, we incurred these debt issuance costs in connection with certain loans made as part of our private placement, which resulted in 1,380,337 shares of common stock issued to various private investors for making these loans.

     As a result of the foregoing, the net loss for Fiscal 2000 was $2,308,000, an increase of $1,964,000, from a net loss of $344,000 for Fiscal 1999. Approximately $405,000 of the net loss is due to the increase in non-recurring expenses in SG&A and approximately $1,310,000 is due to debt issue costs relating to the completion of the approximately $2,500,000 private placement.

     Basic and diluted loss per share was $0.79 for Fiscal 2000 as compared to $0.28 for Fiscal 1999. The basic and diluted loss per share computation reflect dividends of $42,000 paid in common stock on the Series A Convertible Preferred Stock paid on March 31, 2000 and 1999.

Liquidity and Capital Resources

     Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees from Mr. Reiner, for which he has been compensated by us. In addition, from time to time, Mr. Reiner has provided us with the working capital in order to continue to operate our business. In recent years, we have experienced losses from operations and suffers from a deficiency in available working capital. In addition our bank credit facility line is the subject of pending litigation. Revenues from existing product lines have historically not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of an investment advisor to pursue capital through such private equity and debt offerings. Management also intends to continue to pursue viable acquisition candidates. Management believes its actions will be sufficient to fund operations through February 28, 2002, however, there can be no assurance that we will be able to complete planned debt or equity offerings or targeted acquisitions.

     In recent years, we have experienced losses from operations, have suffered from a deficiency in available working capital, and revenues from existing product lines have not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of a financial advisor to pursue capital through such private equity or debt financing. However, there can be no assurance that we will be able to complete planned debt or equity offerings or targeted acquisitions. We do not have the cash, working capital or commitments for additional equity or debt financing to sustain our current level of operations. We will need to generate cash flows from operations and/or raise additional funds in order to maintain operation at current levels.

     Since inception, our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. At February 28, 2001, we had federal net operating loss carry forwards of approximately $11,200,000 which will expire from 2007 to 2021. We also had $2,300,000 of state net operating loss carry forwards for tax reporting purposes which will expire from 2002 to 2006.

     Our working capital at February 28, 2001 was ($744,000) as compared to $1,633,000 at February 29, 2000, a decrease of $2,377,000 due to reclassification of our long term debt to short term debt as a result of the alleged default of our loan and the suit instituted by Bank of America against us.

     Our current operations continue to be cash flow negative, further straining our working capital resources. Our future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and market capabilities. In order to continue our current level of operations, it will be necessary for us to obtain additional working capital, from either debt or equity sources. If we are unable to obtain additional working capital, if may be necessary for us to restructure our operations to reduce our ongoing expenditures. Our principal capital requirements have been to fund working capital needs to support internal growth for acquisition and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management attempts to control inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable expenses in the event any of our major customers encounters financial difficulties. Although management monitors the creditworthiness of its customers, management cannot assume that we will not incur some collection loss on customer accounts receivables.

     We rely on outside suppliers for many components of our products. From time to time we have experienced difficulties in obtaining some components and there can be no assurance that our manufacturing sources will be able to meet our product needs on a timely basis. At present we obtain our TENS units and certain of its surgical disposable from single sources. The lack of availability of these and other products from its current supplier due to our current operations being cash flow negative or for any other reasons would have a material adverse effect on our operations.

     If we issue additional securities to raise funds, these securities may have rights, preferences or privileges senior to that of the rights of our Common Stock and our Stockholders may experience significant dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our operating results are volatile and difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our stock would likely decline significantly.

     We may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which we have encountered with previous acquisitions. Further acquisitions by us may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. In addition, the failure to finalize and close an acquisition or financing activities could result in additional expenses to the operation of the business. These factors could have a material adverse effect on our business, operating results and financial condition.

     On March 6, 2001, we completed an equity and debt financing. The equity financing consisted of the sale for $100,000 of 484,034 restricted shares of our Common Stock, par value $0.002. In addition, we also completed a debt financing in the amount of $150,000. The note has an 8% interest per annum, and is due and payable on August 20, 2001, and at our option, the note can be extended for an additional six months. On August 20, 2001, we extended the note until December 20, 2001.

     On March 20, 2000, Bank of America Commercial provided us with an amended 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). We agreed to pay Bank of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to us based on a percentage of eligible assets and is secured by a first position security interest on all our assets. As of February 28, 2001, the outstanding balance on the Loan was $1,753,000. The Loan is being used to provide working capital for current operations. In connection with the financing, we issued Bank of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003. (See Item 3 - Legal Proceedings)

     On May 23, 1997, we entered into a $200,000 Working Capital Credit Facility ("Reiner Facility") with Thomas F. Reiner and his Assignee and we subsequently amended the Reiner Facility on August 2, 2001. Under the terms of the Reiner Facility, we are able to draw on the credit facility upon the sole option and approval of Mr. Reiner. The Reiner Facility has a subordinated senior security interest to our lender Bank of America. The Reiner Facility has a maximum credit facility amount of $700,000 and interest is paid at 14% per annum monthly. The borrowings under the Reiner Facility are used for working capital including payroll, inventory, purchases and rent payments. The Reiner Facility expires on December 21, 2001, and shall be due and payable on demand upon the earlier of
(i) December 21, 2001, or (ii) upon demand by Mr. Reiner and his Assignee with a five day notice to the Company, or (iii) if an order is entered for relief against our Company or declaring our Company insolvent, or if the Company voluntarily files for bankruptcy. The Reiner Facility is convertible at any time at the option of Mr. Reiner and his Assignee into shares of Common Stock at $0.16 per share subject to adjustments as defined under the Amended Reiner Facility dated August 2, 2001.

     On August 17, 2001, we appointed D.H. Blair Investment Banking Corp ("D.H. Blair") to act as non-exclusive financial advisor and investment banker in connection with (i) advising us in negotiating the restructuring of our debt to Bank of America; and/or (ii) introducing us and our management to analysts, bankers, and brokers in order to communicate our business to the Wall Street community; and/or (iii) any financing for us which may be arranged or provided by a party introduced to us by D.H. Blair. As an inducement to Blair's providing these services, we issued to D.H. Blair a Warrant to purchase 3,000,000 shares of our common stock, $0.002 per share, at an exercise price of $0.15 per share, which Warrant shall contain antidulition provisions, exercisable for a five-year period and shall provide for two demand registration rights and limited "piggyback" registration rights with respect to the shares underlying the Warrant. In the event the financing with D.H. Blair does not close, then the number of shares of our common stock issuable upon exercise of the Warrant shall be reduced from 3,000,000 to 1,500,000.

     As a result, we entered into a non-binding Term Sheet with D.H. Blair, whereby D.H. Blair will (a) loan $500,000 to us in the form of a senior secured Note and (b) purchase from us for $500,000, (i) 5,000,000 shares of our common stock, and (ii) a warrant to purchase 5,000,000 shares of our common stock at $0.10 per share. The Note has a five-year term with interest at 10% per annum equal annual, principal and interest payments payable beginning the first anniversary of the date of the Note, then the Note shall be repaid at the closing of the financing without any prepayment penalties or fees to us.

     Under the Term Sheet, the closing of this transaction is conditioned upon: us (i) we completing not less than a $1,350,000 private placement of our securities, under the current private placement memorandum, (ii) entering into a Settlement Agreement with Bank of America acceptable to D.H. Blair, (iii) becoming a reporting company as defined under the Securities Act of 1933 and be current in our filings with the SEC, (iv) other conditions relating to restriction of issuing additional options, except in connection with acquisition, merger transactions and (v) we execute non-binding letters of intent to acquire Bontempi, Inc. and BPI on terms acceptable to D.H. Blair.

     On September 22, 2000, we issued a Private Placement Memorandum to raise up to $2.5 million through the sale of 10% Subordinated Notes, which was subsequently cancelled. On February 6, 2001, we issued a $250,000 Private Placement Offering consisting of 1,000,0000 shares of our Common Stock. As a result, under the Subscription Agreements, we raised $90,000 of equity.

     On June 17, 2001, we issued a $2.2 million Private Placement Memorandum for the purpose of repaying our senior debt with our lender in connection with the litigation with Bank of America and for obtaining working capital. Under the terms of the Offering, authorized the issuance and sale of 11,000,000 shares of our Common Stock, at $0.20 per share. Under the 11,000,000 shares offered, the investors shall be required to execute an Irrevocable Voting Trust Agreement , appointing Thomas F. Reiner, as Trustee with full voting power over such shares. (see Legal Proceedings - Item 3).

     Pursuant to the June 17, 2001 Private Placement Memorandum, on July 16, 2001, East Garden Realty, LLC ("East Garden") subscribed to purchase 1,666,667 shares of Common Stock for $250,000. The Subscription Agreement provides that in the event our shares of Common Stock are not trading at $0.35 per share in 12 months from the date of subscription, than we agree to provide to East Garden the difference from $0.15 per share to $0.35 per share, at our sole option, in additional shares or cash. In addition, for providing advisory services and other conditions, we agreed to sell up to 125,000 shares of common stock at $0.02 per share to East Garden. We also agreed to use best efforts to file a registration statement covering the purchased shares, providing it is no later than 90 days after receipt of full payment for the shares. If the registration statement has not been filed by such 90th day, we will be required to issue on the 91st day, and every 30 days thereafter through the 271st day, an additional 83,334 shares of Common Stock until the registration statement has been filed ("Penalty Shares"). The total number of Penalty Shares in the registration statement will be no greater than 500,000 shares. The Penalty Shares, if any, will be included in the registration statement filing. Mr. Reiner, Chairman of the Board, executed an Irrevocable Voting Trust Agreement with East Garden allowing him to vote all such shares.

     Pursuant to the June 17, 2001, Private Placement Memorandum, on August 21, 2001, a private investor subscribed to purchase 400,000 shares of Common Stock for $60,000. The Subscription Agreement provides that in the event our shares of Common Stock are not trading at $0.35 per share in 12 months from the date of subscription, than we must to provide the difference from $0.15 per share to $0.35 per share, payable in our sole discretion, in shares or cash.

     On February 12, 1999, CCJ Trust ("CCJ") agreed to convert the amount of indebtedness owing to it from us in the amount of $159,750 (which consists of principal and accrued interest) into 39,938 shares of Series AA Preferred Stock. The Series AA Preferred Stock yields a 7% per annum non-cumulative dividend payable semi-annually in the form of additional shares of common stock, $0.02 par value, or cash at our option. The series AA Preferred Stock features redemption and conversion rights during the two year period following the issuance of shares. On February 8, 2001, CCJ Trust agreed to convert the Series AA Preferred Stock into 179,721 shares of common stock.

     On April 21, 2000 under the 1987 Employee Stock Option Plan, Mr. Reiner exercised 50,000 shares of our common stock at $0.59 from his conversion of our indebtedness owed under the Reiner Facility. In addition, certain key employees also exercised options of 170,000 options at an exercise price ranging from $0.75 to $1.00 per share.

     On March 4, 1999, we entered into a two-year Consulting Agreement that was subsequently amended on September 21, 1999. We appointed IGC of New York, Inc. ("IGC") as our financial advisor. In its role as a financial advisor, IGC shall provide us assistance in connection with securing debt and equity financing, render advice on mergers and acquisitions and coordinate various meetings with our market makers and brokers. For providing these services, IGC was retained for a monthly consulting fee of $8,000 for 24 months plus a percentage of the amount raised for any senior secured debt, subordinated debt and private equity in the event IGC has acted as the introducing party to the transaction. In its role as a financial advisor, we also issued warrants to purchase 400,000 shares of our common stock, $0.002 par value, exercisable at $0.95 per share at any time until March 3, 2002, and such warrants shall have piggyback registration rights. In addition, upon the closing and funding of private placement financing in the gross amount of $7,000,000, IGC shall receive additional warrants to purchase 500,000 shares of our common stock at an exercisable price ranging from $0.95 to $1.70 per share. In the event we complete a secondary public stock offering, and IGC was the introducing parties which results in our raising gross proceeds in the amount of $7,000,000, IGC shall be (i) paid $150,000 at the closing, (ii) issued warrants to purchase 500,000 shares of our common stock at an exercise price of $0.95 per share, (iii) paid $192,000, payable $8,000 over the twenty-four (24) month period following the secondary public offering.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements                                                  Page
--------------------                                                  ----
  Independent Auditors' Reports                                         23

  Consolidated Balance Sheet as of February 28, 2001                    25

  Consolidated Statements of Operations for the years ended
    February 28, 2001 and February 29, 2000                             26

  Consolidated Statements of Changes in Stockholders'  Equity
    for the years ended February 28, 2001 and February 29, 2000         27

  Consolidated Statements of Cash Flows for the years ended
    February 28, 2001 and February 29, 2000                             29

  Notes To Consolidated Financial Statements                            30

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
Sparta Surgical Corporation


We have audited the accompanying consolidated balance sheet of Sparta Surgical Corporation and Subsidiaries as of February 28, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparta Surgical Corporation and Subsidiaries as of February 28, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ Angell & Deering
                                                    Certified Public Accountants

Denver, Colorado
August 1, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors and Stockholders
Sparta Surgical Corporation


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Sparta Surgical Corporation (the "Company") for the year ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by arrangement, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company's operations and its cash flows for the year ended February 29, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/Grant Thornton LLP
San Jose, California
May 19, 2000


                            SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                          FEBRUARY 28, 2001


                                               ASSETS
                                               ------
Current Assets:
    Cash                                                                              $       --
    Accounts receivable, net of allowance for doubtful accounts of $42,000                 392,000
    Other receivables                                                                       27,000
    Inventories                                                                          2,377,000
    Other                                                                                   48,000
                                                                                      ------------

Total Current Assets                                                                     2,844,000
                                                                                      ------------

Property and equipment - net                                                               716,000
                                                                                      ------------

Other Assets:
    Intangible assets, net                                                                 749,000
    Other                                                                                   26,000
                                                                                      ------------

Total Other Assets                                                                         775,000
                                                                                      ------------

Total Assets                                                                          $  4,335,000
                                                                                      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

Current Liabilities:
    Current portion of long-term debt                                                 $  2,468,000
    Accounts payable - trade                                                               783,000
    Accrued expenses                                                                       184,000
    Notes payable                                                                          153,000
                                                                                      ------------

Total Current Liabilities                                                                3,588,000
                                                                                      ------------

Long-term debt, net of current portion above                                                39,000
                                                                                      ------------

Commitments and contingencies                                                                 --

Stockholders' Equity:
    Preferred stock:  $4.00 par value, 2,000,000 shares authorized:
       1992 non-cumulative convertible redeemable preferred stock:  165,000 shares
         authorized, 82,533 shares issued and outstanding                                  330,000
       Series A cumulative convertible redeemable preferred stock:  30,000 shares
         authorized, 27,818 shares issued and outstanding                                  111,000
       Series AA cumulative convertible redeemable preferred stock:  875,000 shares
         authorized , none issued and outstanding                                             --
    Common stock:  $.002 par value, 25,000,000 shares authorized, 9,600,741
      shares issued and outstanding                                                         15,000
    Additional paid in capital                                                          14,180,000
    Accumulated deficit                                                                (13,928,000)
                                                                                      ------------

Total Stockholders' Equity                                                                 708,000
                                                                                      ------------

Total Liabilities and Stockholders' Equity                                            $  4,335,000
                                                                                      ============

                    See accompanying notes to consolidated financial statements.



                       SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                 2001           2000
                                                              -----------    -----------
Net sales                                                     $ 3,408,000    $ 3,077,000
Cost of sales                                                   1,586,000      1,590,000
                                                              -----------    -----------

Gross Profit                                                    1,822,000      1,487,000

Selling, general and administrative expenses                    2,354,000      1,663,000
Depreciation and amortization expenses                            577,000        281,000
Research, development and engineering expenses                    269,000        142,000
                                                              -----------    -----------

Loss From Operations                                           (1,378,000)      (599,000)
                                                              -----------    -----------

Other Income (Expense):
  Interest expense                                               (366,000)      (356,000)
  Cost of debt issuance                                              --       (1,310,000)
  Loss on disposition of long-term liabilities                       --         (120,000)
  Other                                                              --           77,000
                                                              -----------    -----------

Total Other Income (Expense)                                     (366,000)    (1,709,000)
                                                              -----------    -----------

Net Loss                                                       (1,744,000)    (2,308,000)

Preferred stock dividends                                         (42,000)       (42,000)
                                                              -----------    -----------

Net Loss Applicable to Common Stockholders                    $(1,786,000)   $(2,350,000)
                                                              ===========    ===========

Basic and diluted net loss per common share                   $      (.26)   $      (.79)
                                                              ===========    ===========

Weighted average shares used to calculate basic and diluted
   net loss per common share                                    6,898,464      2,969,744
                                                              ===========    ===========










               See accompanying notes to consolidated financial statements.




                                        SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                               1992                       Series A Cumulative            Series AA
                                            Redeemable                         Redeemable                Redeemable
                                          Preferred Stock                   Preferred Stock            Preferred Stock
                                          ---------------                   ---------------            ---------------
                                       Shares         Amount             Shares       Amount        Shares        Amount
                                    ------------   ------------        ----------  ------------  ------------  ------------
Balance at February 28, 1999             116,583   $   466,000            28,068   $    112,000      39,938     $  160,000

  Preferred stock dividends paid
   in common stock                            --            --                --             --          --             --
  Issuance of common stock in
    Private Placement                         --            --                --             --          --             --
  Conversion of preferred stock
    into  common stock                   (33,800)     (135,000)               --             --          --             --
  Issuance of common stock in
    connection with debt and
    equity financing                          --            --                --             --          --             --
  Conversion of debt into
    common stock                              --            --                --             --          --             --
  Issuance of common stock
    under  escrow agreement                   --            --                --             --          --             --
  Issuance of common stock for
    purchase of Olsen Electrosurgical         --            --                --             --          --             --
  Net loss                                    --            --                --             --          --             --
                                    ------------   ------------        ----------  ------------  ------------  ------------

Balance at February 29, 2000              82,783       331,000            28,068        112,000      39,938        160,000

  Preferred stock dividends paid
    in common stock                           --            --                --             --          --             --
  Issuance of common stock in
    Private Placement (net of offering
     costs of $134,000)                       --            --                --             --          --             --
  Conversion of preferred stock
    into common stock                       (250)       (1,000)             (250)        (1,000)    (39,938)      (160,000)
  Conversion of debt into
    common stock                              --            --                --             --          --             --
  Issuance of common stock upon
    exercise of options and warrants          --            --                --             --          --             --

  Net loss                                    --            --                --             --          --             --
                                    ------------   ------------        ----------  ------------  ------------  ------------

Balance at February 28, 2001              82,533   $   330,000            27,818   $    111,000          --    $        --
                                    ============   ============        ==========  ============  ===========   =============







                                See accompanying notes to consolidated financial statements.



                                   SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                             Common Stock                Additional
                                      --------------------------           Paid-In         Accumulated
                                         Shares          Amount            Capital           Deficit            Total
                                      ------------     ---------       -------------     -------------     -------------
Balance at February 28, 1999             2,879,607     $   4,000       $   9,272,000     $ (9,792,000)     $    222,000

  Preferred stock dividends paid
    in common stock                         31,717            --              42,000          (42,000)               --
  Issuance of common stock in
    Private Placement                    1,020,000         2,000             608,000               --           610,000
  Conversion of preferred stock
    into common stock                       11,267            --             135,000               --                --
  Issuance of common stock in
    connection with debt and
    equity financing                     1,380,337         3,000           1,307,000               --         1,310,000
  Conversion of debt into
    common stock                         1,035,000         2,000           1,083,000               --         1,085,000
  Issuance of common stock
    under escrow agreement                 950,000            --                  --               --                --
  Issuance of common stock for
    purchase of Olsen Electrosurgical      400,000         1,000             849,000               --           850,000
  Net loss                                      --            --                  --       (2,308,000)       (2,308,000)
                                      ------------     ---------       -------------     -------------     -------------

Balance at February 29, 2000             7,707,928        12,000          13,296,000      (12,142,000)        1,769,000

  Preferred stock dividends paid
    in common stock                         64,327            --              42,000          (42,000)               --
  Issuance of common stock in
    Private Placement (net of offering
    costs of $134,000)                     950,774         2,000             281,000               --           283,000
  Conversion of preferred stock
    into common stock                      180,013            --             162,000               --                --
  Conversion of debt into
    common stock                           476,699         1,000             218,000               --           219,000
  Issuance of common stock upon
    exercise of options and warrants       221,000            --             181,000               --           181,000
  Net loss                                      --            --                  --       (1,744,000)       (1,744,000)
                                      ------------     ---------       -------------     -------------     -------------

Balance at February 28, 2001             9,600,741     $  15,000       $  14,180,000     $(13,928,000)     $    708,000
                                      ============     =========       =============     ============      ============








                                See accompanying notes to consolidated financial statements.



                             SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                                               2001          2000
                                                                           -----------    -----------
Cash Flows From Operating Activities:
   Net loss                                                                $(1,744,000)   $(2,308,000)
   Adjustments to reconcile net loss to net cash (used) by
     operating activities:
      Depreciation and amortization                                            558,000        265,000
      Amortization of debt issuance costs, including warrants                   21,000      1,339,000
      Loss on disposals of property and equipment                                 --           32,000
      Loss on disposition of long-term liabilities                                --          120,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                    (14,000)      (396,000)
        Inventories                                                            273,000       (373,000)
        Other assets                                                            29,000        107,000
        Accounts payable and accrued expenses                                 (482,000)       (77,000)
                                                                           -----------    -----------

           Net Cash (Used) By Operating Activities                          (1,359,000)    (1,291,000)
                                                                           -----------    -----------

Cash Flows From Investing Activities:
   Capital expenditures                                                        (29,000)       (35,000)
   Payments made for covenant not to compete                                  (116,000)      (228,000)
   Cash acquired in acquisition of subsidiary                                     --           14,000
                                                                           -----------    -----------

          Net Cash (Used) By Investing Activities                             (145,000)      (249,000)
                                                                           -----------    -----------

Cash Flows From Financing Activities:
   Sale of common stock                                                        598,000        610,000
   Borrowings (repayments) on lines of credit, net                             636,000        (92,000)
   Proceeds from borrowings                                                    169,000      1,577,000
   Principal payments on long-term debt                                       (126,000)      (495,000)
   Offering costs incurred                                                    (134,000)          --
   Proceeds from stock subscription receivable                                 300,000           --
                                                                           -----------    -----------

            Net Cash Provided By Financing Activities                        1,443,000      1,600,000
                                                                           -----------    -----------

            Net Change In Cash and Cash Equivalents                            (61,000)        60,000

Cash and Cash Equivalents at Beginning of Year                                  61,000          1,000
                                                                           -----------    -----------

Cash and Cash Equivalents at End of Year                                   $      --      $    61,000
                                                                           ===========    ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                              $   377,000    $   317,000
     Income taxes                                                                 --             --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Conversion of long-term debt and accrued interest into common stock     $   219,000    $ 1,085,000
   Issuance of stock and warrants in connection with obtaining long-term
    debt and equity financing                                                     --        1,310,000
   Acquisition of equipment through capital lease obligations                     --           72,000
   Conversion of preferred stock into common stock                             162,000        135,000
   Issuance of common stock for dividends on preferred stock                    42,000         42,000

                     See accompanying notes to consolidated financial statements.

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Revenue Recognition
            -------------------
               The Company recognizes revenue when goods are shipped. Goods are generally warranted for thirty days for most products, and one year for electrosurgical products.

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

            Basic and Diluted Net Loss Per Share
            ------------------------------------
               Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share calculations when the related conditions are satisfied. Options, warrants and other incremental shares to purchase 4,124,873 and 2,901,325 shares of common stock at February 28, 2001 and February 29, 2000, respectively were excluded from the computation of diluted earnings per share.

                                                                         Year Ended
                                                               -----------------------------
                                                                February 28,    February 29,
                                                                    2001           2000
                                                               --------------  -------------
          Numerator:

          Net Loss applicable to common stockholders            $(1,786,000)   $(2,350,000)

          Denominator:
          Weighted average shares outstanding during the year     8,801,450      4,325,735

          Less shares subject to Escrow Agreements               (1,902,986)    (1,355,991)
                                                                -----------    -----------

          Number of shares on which EPS shares is calculated      6,898,464      2,969,744
                                                                ===========    ===========

          Basic and diluted loss per common share               $      (.26)   $      (.79)

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies (Continued)
         -----------------------------------------------------------------------
            Property and Equipment
            ----------------------
               Property and equipment consists primarily of warehouse and office equipment. Depreciation is calculated based on the following estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement.

               Classification                               Useful Life in Years
               --------------                               --------------------
               Equipment                                           3-10
               Leasehold improvements                                5

               Depreciation of property and equipment charged to operations was $101,000 and $101,000 for the years ended February 28, 2001 and February 29, 2000, respectively.


            Intangible Assets
            -----------------
               The Company evaluates the realizability of intangibles to determine potential impairment by comparing the undiscounted cash flows of the related assets to the carrying value. The Company provides for losses if an impairment is indicated. The Company recorded an impairment expense of $81,000 for the write down of patents for the year ended February 28, 2001 which is included in depreciation and amortization expenses. Intangible assets are being amortized using the straight-line method based on the following estimated useful lives. Debt issuance costs are amortized over the term of the related debt agreement.

               Classification                              Useful Life in Years
               --------------                              --------------------
               Non-compete agreements                                5
               Goodwill                                            5 - 15
               Patents and licensing agreements                     10

            Long-Lived Assets
            -----------------
               When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss by a charge against current operations.

               A forecast showing lack of long-term profitability, a current period operating or cash flow loss combined with a history of operating or cash flow losses are conditions, among others, that would trigger an impairment assessment of the carrying amount of enterprise goodwill. The impairment would be determined using discounted cash flows or market appraisals.

            Shipping and Handling Costs
            ---------------------------
               The Company includes shipping and handling costs in cost of sales.

            Advertising
            -----------
               The Company advertises primarily through print media and trade shows. The Company's policy is to expense advertising costs, including production costs, as incurred. Advertising expense was $1,000 and $1,000 for the years ended February 28, 2001 and February 29, 2000, respectively.

            Stock-Based Compensation
            ------------------------
               The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies (Continued)
         -----------------------------------------------------------------------
            Stock-Based Compensation (Continued)
            ------------------------------------
               Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the excess of the fair value of the Company's stock on the measurement date over the amount an employee must pay to acquire the stock. See Note 8 for proforma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense.

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

            Fair Value of Financial Instruments
            -----------------------------------
               The fair value of cash, accounts receivable and trade payables approximates carrying value due to the short term nature of such instruments. The fair value of long term obligations from financial institutions approximates carrying value based on terms available for similar instruments. The fair value of long-term obligations with related parties and individuals is not determinable due to the terms of the debt and there is no comparable market for such debt.

            Use of Estimates
            ----------------
               The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United Sates of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Concentrations
            --------------
               The Company provides credit, in the normal course of business, to a large number of distributors and wholesalers, concentrated in the medical supply industry. Accounts receivable are due from customers located throughout the United States and various foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations. No customer accounted for more than 10% of the sales activity during the years ended February 28, 2001 and February 29, 2000. In 2001 and 2000, the Company purchased products from several vendors who were single sources for the product. Purchases from one vendor were 10% of total cost of sales in 2000. The Company has identified an alternate supplier for these products.

            Recently Issued Accounting Standards
            ------------------------------------
               The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as revised.

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies (Continued)
         -----------------------------------------------------------------------
            Recently Issued Accounting Standards (Continued)
            ------------------------------------------------
               In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. FIN 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 had no impact on the Company's financial statements.

               In June 2001 the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill. Goodwill acquired on or before June 30, 2001 will no longer be amortized effective March 1, 2002. Goodwill acquired on or after July 1, 2001 will follow the non-amortization approach under SFAS No. 142. Under the non-amortization approach goodwill would be tested for impairment, rather than being amortized to earnings, as originally proposed. In addition, SFAS No. 142 requires that acquired intangible assets be separately identified and amortized over their individual useful lives. The Company will be required to adopt these statements beginning March 1, 2002. In accordance with SFAS No. 142, the goodwill balance that was being amortized over periods ranging from five to fifteen years will follow the non-amortization approach after March 1, 2002.

            Reclassifications
            -----------------
               Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2.       Inventories
         -----------
               Inventories consist of the following categories:

               Raw material                                                           $   318,000
               Finished goods                                                           2,059,000
                                                                                      -----------
               Total                                                                  $ 2,377,000
                                                                                      ===========

3.       Property and Equipment
         ----------------------
               Property and equipment consists of the following:

               Equipment                                                              $ 1,116,000
               Leasehold improvements                                                      21,000
                                                                                      -----------
                                                                                        1,137,000
               Less accumulated depreciation and amortization                            (421,000)
                                                                                      -----------

               Net Property and Equipment                                             $   716,000
                                                                                      ===========

4.       Intangible Assets
         -----------------
               Intangible assets consists of the following:

               Goodwill, net of accumulated amortization of $834,000                  $   655,000
               Patents, net of accumulated amortization of $351,000                            --
               Non-compete agreement, net of accumulated amortization of $265,000          94,000
                                                                                      -----------

               Total                                                                  $   749,000
                                                                                      ===========



                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Notes Payable
         -------------
               Current Notes payable consists of the following:

               8% note due in 2001,  collateralized  by substantially all assets of the Company and subordinated to the security agreements on the
               Company's Bank Line and the Reiner Line (Note 6).                      $   150,000

               13% to 19.25% unsecured  installment  notes due in 2001,  monthly
               principal and interest payments of $2,000.                                   3,000
                                                                                      -----------
               Total                                                                  $   153,000
                                                                                      ===========
6.       Long-Term Debt
         --------------
               Revolving  credit  facilities  and long-term  debt consist of the following:

               The  Company  has a revolving  credit  facility  with a financial institution (the "Bank Line") that bears interest at prime (8.50%
               at  February  28,  2001)  plus  3% and  expires  in  March  2002.
               Borrowings under this line of credit are limited to the lesser of
               85% of eligible accounts receivable and 55% of eligible inventory or $2,500,000.  The line of credit facility is  collateralized by substantially  all assets of the Company and is guaranteed by Mr.
               Thomas  F.  Reiner,  the  Company's  President,  Chief  Executive
               Officer and Chairman,  up to $250,000. At February 28, 2001, as a
               result  of the  borrowing  limits,  the  Company  had no  amounts available  under this line.  The  Company  may not pay  dividends except for dividends  payable solely in the Company's stock while
               the Bank Line is outstanding (Note 13) .                               $ 1,753,000

               Mr.  Reiner has  provided  the  Company  with a $525,000  line of
               credit  (the   "Reiner   Line")  that  bears   interest  at  14%,
               collateralized  by  substantially  all assets of the  Company and subordinated to the Bank Line as to $331,007 of the principal and to the security agreement on the Company's Bank Line.  Borrowings under this line of credit are due in June  2001.  Mr.  Reiner may convert  any  outstanding  balance  into  common  stock  at a 75%
               discount to the average  trading  price of the  Company's  common stock.  In August 2001, the Reiner Line was increased to $700,000 and the due date was extended to December  2001.  The note may be converted  into common  stock at $.16 per share under the term of
               the amended note.                                                          566,000

               4.5%  installment  note  due  in  2001,  variable  principal  and
               interest payments from $4,000 to $10,000 per month.                         78,000

               Revolving   credit   facility   for  $75,000   with  a  financial
               institution  that bears  interest  at prime plus  6.75%,  monthly principal and interest payments of $1,000.  The line of credit is collateralized by various assets of the Company and is guaranteed
               by Mr. Reiner and expires in December 2001.                                 55,000

            Obligations Under Capital Leases
            --------------------------------
               11.11% to 19.74%  installment notes due in 2001 to 2004,  monthly principal  and  interest  payments of $2,000,  collateralized  by
               leased equipment.                                                           55,000
                                                                                      -----------


                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Long-Term Debt (Continued)
         --------------------------
               Total                                                                    2,507,000

               Less current portion                                                    (2,468,000)
                                                                                      -----------
               Long-Term Debt                                                         $    39,000
                                                                                      ===========
               Installments due on debt principal, including the capital leases, at February 28, 2001 are as follows:

            Year ending February 28,
            ------------------------
                    2002                                                              $ 2,468,000
                    2003                                                                   16,000
                    2004                                                                   16,000
                    2005                                                                    7,000
                                                                                      -----------
                    Total                                                             $ 2,507,000
                                                                                      ===========

7.       Income Taxes
         -------------
               No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through February
               28, 2001. The following  table sets forth the primary  components of deferred tax assets at February 28, 2001:

               Net operating loss and credit carryforwards                            $ 3,900,000
               Non-deductible reserves and expenses                                       520,000
                                                                                      -----------

               Total Deferred Tax Assets                                                4,420,000

               Less valuation allowance                                                 4,420,000
                                                                                      -----------

               Net Deferred Tax Asset                                                 $       --
                                                                                      ===========

               The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. During fiscal 2001 the valuation allowance increased $900,000. At February 28, 2001, the Company had approximately $11,200,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income; such carryforwards will expire from 2007 to 2021. Additionally, the Company has approximately $2,300,000 of state net operating loss carryforwards for tax reporting purposes which will expire from 2002 to 2006.

8.       Stockholders' Equity
         --------------------
            Amendment to Authorized Common Shares
            -------------------------------------
               In June 2000, the Company's Board of Directors authorized, and the shareholders approved, an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 8,000,000 to 25,000,000.

            Preferred Stock
            ---------------
               The authorized Preferred Stock of the Company consists of 2,000,000 shares, $4.00 par value. The Preferred Stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of Preferred Stock may differ with respect to such matters as may be determined by the Board of Directors, including

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Stockholders' Equity (Continued)
    --------------------------------
         Preferred Stock (Continued)
         ---------------------------

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

               Series A Preferred Stock. The Company has authorized 30,000 shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The holders of the Series A Preferred Stock receive cumulative dividends at the quarterly rate of $0.375 per share. The holders of the Series A Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock has one vote. The Series A Preferred Stock is redeemable at the Company's option, for cash at $10.00 per share plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible into shares of common stock at the rate of .833 shares of common stock for each share of Series A Preferred Stock. The liquidation preference for the Series A Preferred Stock is $10.00 per share. The 1992 Preferred Stock carries liquidation rights senior to the Series A Preferred Stock.

               Series AA Preferred Stock. The Company has authorized 875,000 shares of Series AA Convertible Redeemable Preferred Stock (the "Series AA Preferred Stock"). The holders of the Series AA Preferred Stock receive cumulative dividends at the annual rate of $0.28 per share, payable semi-annually. The holders of the Series AA Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series AA Preferred Stock has one vote. The Series AA Preferred Stock is convertible at any time through February 10, 2001 into shares of common stock at the rate of 9 shares of common stock for each two shares of Series AA Preferred Stock. The Series AA Preferred Stock will automatically be converted into common stock at this rate in the event that the daily average bid and ask price of the common stock averages $3.00 per share or more over a thirty consecutive day period though February 10, 2001. At any time subsequent to February 10, 2001, each two shares of Series AA Preferred Stock are redeemable at the Company's option, for cash at $10.00 or $8.00 plus any accrued and unpaid dividends in the event that the daily average bid and ask price of the common stock averages at least $2.00 per share or $3.00 per share, respectively, over a thirty consecutive day period. The liquidation preference for the Series AA Preferred Stock is $4.00 per share. The 1992 Preferred Stock and Series A Preferred Stock carry liquidation rights senior to the Series AA Preferred Stock.

            Stock Options and Warrants
            --------------------------
               The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In January 2001, the Company's shareholders approved increasing the

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Stockholders' Equity (Continued)
    --------------------------------
         Stock Options and Warrants (Continued)
         --------------------------------------
               number of shares available under the Plan to 950,000. In April 2000, the Company extended the 1987 Stock Option Plan for an additional ten-year period, until October 1, 2007. Options granted under the Plan generally vest within one year and terminate between five and ten years from the date of grant.

               The Company has also granted options and warrants to purchase common stock outside of the Plan to officers, vendors, directors and consultants. These instruments generally vest within one year.

               The following table contains information on the stock options granted to employees under the Company's Plan and outside the Plan for the years ended February 28, 2001 and February 29, 2000. The outstanding agreements expire from May 2002 to May 2007.

                                                                        Weighted
                                                                         Average
                                                          Number of     Exercise
                                                           Shares         Price
                                                         -----------    --------

               Balance at February 28, 1999              1,119,422      $ 2.60
                 Granted                                 1,296,666        2.23
                 Exercised                                      --          --
                 Cancelled                                (351,167)       3.45
                                                          --------     -------

               Balance at February 29, 2000              2,064,921        2.20
                 Granted                                 1,524,500        1.04
                 Exercised                                (220,000)        .82
                 Cancelled                                (207,000)       1.06
                                                         ---------      -------

               Balance at February 28, 2001              3,162,421      $ 1.50
                                                         =========      ======

               The following table summarizes information about stock options and warrants outstanding as of February 28, 2001:

                              Options Outstanding                                         Options Exercisable
               ----------------------------------------------------------------        ------------------------
                                                                    Weighted
                                                   Weighted          Average                            Weighted
                  Range of                          Average         Remaining                            Average
                  Exercise           Number        Exercise        Contractual           Number         Exercise
                    Price          Outstanding       Price        Term in Years        Exercisable        Price
                    -----          -----------       -----        -------------        -----------        -----
                $.22 - $.75           552,500      $   .33            2.64                552,500       $   .33
                $1.00 - $1.98       2,112,000      $  1.32            4.26              2,112,000       $  1.32
                $2.35 - $2.40         443,335      $  2.36            4.22                443,335       $  2.36
                $13.50                 54,586      $ 13.50            3.00                 54,586       $ 13.50
                -------------     -----------      -------            ----            -----------       -------

                $.22-$13.50         3,162,421      $  1.50            3.95              3,162,421       $  1.50
                ===========       ===========      =======            ====              =========       =======

               The following table provides the Company's pro forma results for the years ending February 28, had compensation expense for employee stock options been determined based on the fair value at the grant dates as prescribed in SFAS 123:

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       Stockholders' Equity (Continued)
         --------------------------------
            Stock Options and Warrants (Continued)
            --------------------------------------

                                                                       2001               2000
                                                                       ----               ----
               Net loss applicable to common stockholders:
                 As reported                                       $  (1,786,000)     $(2,350,000)
                 Pro forma                                         $  (2,993,000)     $(3,575,000)

               Basic and diluted net loss per share:
                 As reported                                       $        (.26)     $      (.79)
                 Pro forma                                         $        (.43)     $     (1.20)

               The fair value of each option grant was determined using the Black-Scholes option pricing model. The weighted average fair value of options and warrants granted during 2001 and 2000 was $.79 and $.59, respectively. The following weighted average assumptions were used to perform the calculations for 2001 and 2000, respectively: expected life of 4.9 and 5 years; interest rate of 6.1% and 6%; volatility of 137% and 115%; and no dividend yield. The pro forma disclosures above may not be representative of pro forma effects on reported financial results for future years.

9.       Business Segments
         -----------------
               The  Company's  products are divided  into two  products  groups:
               Surgical Specialty Products and Electrotherapy DME Products. The Company's reportable product group segments are strategic business units that offer different ranges of products. Surgical Specialty Products consist of microsurgical hand held instruments and accessories, electrosurgical devices and accessories, critical care hospital disposable products and oral maxillofacial implant plating systems. Electrotherapy DME Products consist of transcutaneous electrical nerve stimulators, electrodes and related accessories.

               Information by product group segment is set forth below for the years ended:

                                                   February 28,   February 29,
                                                      2001            2000
                                                   ----------     ----------
                Net Sales:
                   Surgical Specialty Products     $3,071,000     $2,520,000
                   Electrotherapy DME Products        337,000        557,000
                                                   ----------     ----------

                         TOTAL                     $3,408,000     $3,077,000
                                                   ==========     ==========

                Gross Profit:
                   Surgical Specialty Products     $1,672,000     $1,285,000
                   Electrotherapy DME Products        150,000        202,000
                                                   ----------     ----------

                         Total                     $1,822,000     $1,487,000
                                                   ==========     ==========

               Due to the shared and integrated resources in personnel and facilities for the two product group segments, information on assets, operating expenses and income from operations is not identifiable for each of the two business segments.

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Commitments
         -----------
               The Company leases equipment and facilities under long-term leasing agreements. The following is a schedule of future minimum lease payments at February 28, 2001 under the Company's capital leases (together with the present value of minimum lease payments) and operating leases that have initial or remaining noncancellable lease terms in excess of one year:

                                                                       Capital
                  Year ending February 28,                              Leases        Facilities           Total
                  ------------------------                            ----------      ----------        ----------
                  2002                                                $   22,000         297,000        $  319,000
                  2003                                                    20,000         297,000           317,000
                  2004                                                    18,000         298,000           316,000
                  2005                                                     9,000         124,000           133,000
                                                                      ----------      ----------        ----------
                  Total Minimum Lease Payments                            69,000      $1,016,000        $1,085,000
                                                                                      ==========        ==========


                  Less amount representing interest                      (14,000)
                                                                      ----------

                  Present Value of Net Minimum
                  Lease Payments                                      $   55,000
                                                                      ==========

                  Rental expense charged to operations was $318,000 and $117,000 for the years ended February 28, 2001 and February 29, 2000, respectively.

                  Leased equipment under capital leases as of February 28, 2001 is as follows:

                  Equipment                                            $ 81,000
                  Less accumulated depreciation                         (31,000)
                                                                       ---------

                  Net Property and Equipment Under Capital Leases      $ 50,000
                                                                       ========

11.      Related Party Transactions
         --------------------------
               The Company has entered into several transactions with Mr. Reiner for the issuance of shares of common stock or the granting of options to purchase shares of common stock. As of February 28, 2001, Mr. Reiner has been granted options to purchase 2,405,335 shares of common stock. These options have been granted both from the Plan and from outside the Plan.

               Mr. Reiner has also been granted 1,902,986 shares of common stock for providing the Reiner Line and for guaranteeing certain debt obligations of the Company. The Company and Mr. Reiner entered into an escrow agreement whereby the issuance of the 1,902,986 shares is contingent upon the Company meeting certain performance goals prior to May 2004. The Company has not satisfied these conditions. Mr. Reiner has voting authority over these shares and these shares are considered outstanding as of February 28, 2001, although for purposes of calculating the basic net loss per share, these shares are excluded from the calculations.

               In total, at February 28, 2001, Mr. Reiner directly holds 313,043 shares of common stock, has options or warrants to purchase 2,405,335 shares of common stock at prices ranging from $.22 to $13.50 per share and has voting authority over 3,416,082 additional shares of common stock. Mr. Reiner also is the trustee over voting trusts for 540,070 shares of common stock issuable upon the exercise of outstanding warrants.

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      Related Party Transactions (Continued)
         --------------------------------------
               Under the terms of an employment agreement, Mr. Reiner's daughter, an employee of the Company, was granted options to purchase 150,000 shares of common stock in March 1998. These options vest over three years and are exercisable at $0.75 per share and 75,000 options were exercised during the year ended February 28, 2001. Ms. Reiner also has been granted 195,000 options exercisable at $.22 to $1.25 per share through 2004.

12.      Employee Benefit Plans
         ----------------------
               The Company sponsors a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21 and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions for the years ended February 28, 2001 and February 29, 2000.

13.      Litigation
         ----------
               The Company was served with a Complaint in a civil action filed by Bank of America, N.A. ("B of A"), (the Bank Line lender) in May 2001 alleging that the Company is in breach of its loan agreement. B of A is seeking repayment of all amounts owed to B of A by the Company.

               The Company filed suit against B of A in June 2001 and is seeking $31.2 million in damages arising from a breach of contract and other inappropriate conduct by B of A. The Company's complaint states that B of A unilaterally raised the inventory reserve established against the Company's inventory for available borrowing which resulted in the Company's borrowings under its Bank Line being in excess of the maximum available borrowing under its Bank Line.

               If the Company is required to repay its Bank Line prior to the March 2002 due date the Company's financial position and results of operations may be materially adversely affected. There is no assurance that the Company would be able to obtain the necessary financing to repay the Bank Line in a timely manner if B of A prevails in its lawsuit.

14.      Acquisition of Olsen Electrosurgical, Inc.
         ------------------------------------------
               On June 8, 1999, the Company purchased all of the outstanding common stock of Olsen Electrosurgical, Inc. ("Olsen"), in exchange for 400,000 shares of the Company's common stock, valued at approximately $850,000. In addition, the shareholders of Olsen entered into non-compete and consulting agreements with the Company for approximately $1.3 million. Olsen designs, develops, manufactures and markets electrosurgical devices and accessories. The excess of the total acquisition cost over the fair value of net assets acquired in the amount of $592,000 is being amortized on a straight-line basis over fifteen years.

               The  following  unaudited  pro  forma  consolidated   results  of
               operations assume that the purchase occurred on March 1, 1998:

                                                        Year Ended February 29,
                                                                 2000
                                                           --------------
                  Revenues                                 $    3,662,968

                  Net earnings (loss)                          (2,355,168)

                  Net earnings (loss) per share            $        (0.79)


15.      Liquidity and Capital Resources
         -------------------------------
               In recent years the Company has experienced losses from operations and suffers from a deficiency in available working capital. In addition, the Company's Bank Line is the subject of pending litigation (Note 13). Revenues from existing product lines have historically not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt

                  SPARTA SURGICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      Liquidity and Capital Resources (Continued)
         -------------------------------------------
               and equity securities offerings. Management has retained the services of an investment advisor to pursue capital through such private equity and debt offerings. Management also intends to continue to pursue viable acquisition candidates. Management believes its actions will be sufficient to fund operations through February 28, 2002, however, there can be no assurance that the Company will be able to complete planned debt or equity offerings or targeted acquisitions.

16.      Subsequent Events
         -----------------
            Sale of Electrosurgical Operations
            ----------------------------------
               On May 31, 2001, the Company entered into a non-binding letter of intent for the sale of certain assets of the electrosurgical operations of the Company to a medical device company for approximately $1,807,000 in cash. The assets to be sold include substantially all the assets of the electrosurgical business (excluding cash and accounts receivable), including inventory, machinery and equipment and all intangible assets of the electrosurgical business. The final terms of the sale are subject to a definitive Asset Purchase Agreement. The sale is subject to a number of conditions including approval by the lender of the Company's Bank Line (Note 6 and 13).


            Private Placement of Common Stock
            ---------------------------------
               The Company is offering shares of the Company's common stock for sale pursuant to the terms of a Confidential Private Placement Memorandum dated June 17, 2001. The Company has sold a total of 1,666,667 shares for $250,000 as of August 1, 2001.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Dismissal  of   Independent   Accountant.   On  October  2,  2000,  the
         ----------------------------------------
         Registrant's Board of Directors, upon recommendation of its Audit Committee, dismissed Grant Thornton, LLP as the Registrant's principal independent accountant engaged to audit our financial statements.

         The independent auditor's report of Grant Thornton on our consolidated financial statements for each of the two years in the period ended
         February 29, 2000, contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit or scope or accounting principle.

         In connection with the audits of our financial statements for each of the two fiscal years ended February 29, 2000 and February 28, 1999, and during the most recent interim period preceding Grant Thornton LLP's dismissal, there were no disagreements between us and Grant Thornton LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of disagreement in connection with its report.

         Engagement  of  Independent   Accountant.   On  October  3,  2000,  the
         ---------------------------------------
         Registrant's Directors, upon recommendation of its Audit Committee, appointed Angell & Deering as its new independent accountants.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
--------------------------------------------------------------------------------
COMPLIANCE  WITH SECTION 16(a) OF THE  EXCHANGE ACT
---------------------------------------------------

     The following table sets forth certain information regarding our executive officers and directors for the fiscal year ended February 28, 2001:

             Name                 Age                   Office
             ----                 ---                   ------
         Thomas F. Reiner          54        Chairman of the Board of Directors,
                                             Chief Executive Officer, President,
                                             Treasurer, and Director

         Joseph Salim              29        Director of Finance
                                             (Principal Accounting Officer)

         Michael Y. Granger        43        Director

         Allan J. Korn             56        Director

         Joel Flig                 46        Director

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Board of Directors has an audit and compensation committee composed of Messrs. Reiner, Granger, Korn and Flig. Messrs. Granger, Korn and Flig,, who are not employees of our company, are paid $750 per meeting attended in person and $500 per meeting attended by phone as compensation for their services on the Board of Directors. Our members of the Board of Directors are eligible for reimbursement of expenses incurred in connection with their services on the Board. On April 17, 2000, Messrs. Granger, Korn and Flig each were granted options to purchases 25,000 shares of our Common Stock at an exercise price of $1.25 expiring April 17, 2004.

     The following is a summary of the business experience of each officer and director:

     Thomas F. Reiner Co-founded our company and has over 28 years experience in the healthcare industry. He has been Chief Executive Officer, President and a director of our company since its organization in July 1987 and Chairman since January 1994. From 1972 to 1983, Mr. Reiner was employed by Sparta Instrument Corporation, becoming its President in 1979. Mr. Reiner Co-founded Healthmed in 1983, serving as Vice President of Sales and Marketing until 1985 and President until 1987. Mr. Reiner earned a B.S. degree in Business Management and holds an MBA degree in Finance and General Management from Fairleigh Dickinson University.

     Joseph Salim, has been the Director of Finance and principal Accounting Officer since August 2001. From 1999 to 2001, Mr. Salim was the Accounting Manager Analyst for Discovery Channel, Inc., and from 1997-2000, he served as Finance Administrator and Consultant for LaCreme, de La Creme, Inc. Mr. Salim earned a Bachelor of Science degree from Oregon State University and a Masters of Business Administration in Finance from the University of San Francisco.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the compensation for services rendered to our Company in all capacities awarded to, earned by, or paid to the Chief Executive Officer. No other executive officer received compensation of more than $100,000 in the fiscal year ended February 28, 2001 or in the fiscal year ended February 29, 2000.

                                           Summary Compensation Table
                                                                                      Long-Term
                                                 Annual Compensation                Compensation
                                                 ------------------- Other Annual      Awards         All Other
Name and Principal Position        Year     Salary         Bonus     Compensation      Options      Compensation
---------------------------        ----     ------         -----     ------------      -------      ------------
Thomas F. Reiner                   2001   $233,461(1)     $30,000(3)  $  25,882(4)      925,000(6)     $94,403(8)
   Chairman, Chief Executive       2000    158,311(2)     $10,000(3)  $  23,625(5)      850,000(7)     $    --
   Officer, Treasurer, Director

(1)      Includes salaries and insurance reimbursements in Fiscal 2001.
(2)      Includes salaries, automobile and insurance allowance in Fiscal 2000.
(3)      Includes bonus paid in Fiscal 2001 and 2000.
(4)      Represents automobile allowance and tax gross-up reimbursement in fiscal 2001.
(5)      Represents unpaid vacation accrual in Fiscal 2000.
(6)      Includes  options to purchase an  aggregate  of 925,000  shares at price  ranging  from $0.22 to $1.65 per share exercisable through various dates until May 2007.
(7)      Includes  options to purchase an  aggregate  of 850,000  shares at price  ranging  from $1.10 to $2.35 per share exercisable through various dates until February 2007.
(8)      Represents paid vacation accrual and interest income in connection with the $700,000 Working Capital Credit Facility.

Option Grants in Last Fiscal Year

     The following table provides information on option grants during the year ended February 28, 2001 to the named executive officers:

                              Individual Grants

                             % of Total Options
                                 Granted to
                    Options     Employees in
      Name          Granted      Fiscal Year     Exercise Price  Expiration Date
      ----          -------      -----------     --------------  ---------------
 Thomas F. Reiner   925,000         52.9%         $0.22-$1.65    Dec. 03-May 07

Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information on the value of the named executive officers' unexercised options at February 28, 2001. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended February 28, 2001.

                                Number of                 Value of Unexercised
                           Unexercised Options           In-The-Money Options
                           at Fiscal Year End             at Fiscal Year End (1)
       Name           Exercisable     Unexercisable    Exercisable     Unexercisable
       ----           -----------     -------------    -----------     -------------
 Thomas F. Reiner      2,405,335           0               $0                $0


(1) The closing price of the Common Stock on February 28, 2001 as reported by NASDAQ OTCCBB was $0.20.

Employment Agreements

     On September 2, 1999, we entered into an Employment Agreement ("Agreement") through September 2, 2006, and subsequently amended such Agreement on March 2, 2000 with Thomas F. Reiner, our Chairman, President and CEO, which replaced an April 1996 Agreement. On July 7, 2001, we further amended the Agreement under the Option and Bonus Performance Plan and Base Salary by providing additional incentive levels to Mr. Reiner in achieving and increasing certain levels of sales, share price and EBITDA. The Agreement provides for a base salary of $245,000 per year, (with annual increases of 15% of the base salary), 50% of the Management Bonus, whole life, term life and disability insurance to be owned by Mr. Reiner, an automobile allowance, reimbursement of accrued interest, accrued salaries, benefits/tax reimbursement and participation in an options and bonus performance plan and significant termination payments to Mr. Reiner in the event the Agreement is canceled for any reason other than cause.

The options and bonus performance plan includes the following:

I.       Sales and Share Price Bonus
         ---------------------------

         Base Amounts:
         -------------

         Net Sales         $3.5 Million
         Share Price:      $0.50

         Minimum Net Sales
         and Share Price
         (as % Increase over                                      Stock Options
         Base Amount)                     Cash Bonus                  Bonus
         ------------                     ----------             --------------
            25%                            $10,000               250,000 shares
            50%                            $25,000               350,000 shares
            75%                            $35,000               400,000 shares
           100%                            $50,000               500,000 shares
           150%                            $60,000               575,000 shares
           250%                            $75,000               750,000 shares

II.      EBITDA Performance
         ------------------

         Minimum                                                  Stock Options
         EBITDA                           Cash Bonus                  Bonus
         ------                           ----------             ---------------
         $200,000                          $10,000               250,000 shares
         $300,000                          $20,000               350,000 shares
         $400,000                          $30,000               400,000 shares
         $500,000                          $40,000               500,000 shares
         $600,000                          $50,000               575,000 shares
         $700,000                          $60,000               750,000 shares



III.     Base Salary Increase in Sales
         -----------------------------

         Minimum Annual Net Sales                             Annual Base Salary
         ------------------------                             ------------------
         $  4,000,000                                                $300,000
         $  6,000,000                                                $330,000
         $  8,000,000                                                $360,000
         $ 10,000,000                                                $390,000
         $ 20,000,000                                                $435,000

Stock Option Plan and Stock Option Grants

     In 1987, we adopted our 1987 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to our employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to our employees. In January 1994, our stockholders approved an increase in the number of stock options available under the Plan to a total of 250,000 options. The 1987 Stock Option Plan expired on July 1, 1997 and subsequently was extended to July 1, 2007. On January 31, 2001, at the Annual Meeting of Shareholders, the shareholders approved and increased the number of stock options under the Plan from 250,000 shares to 950,000. The Plan is administered by the Board of Directors, which determined those individuals who received options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price.

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

     Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of our Company become available once again for issuance. As of February 28, 2001 950,000 options are outstanding under the Plan.

Compensation Committee and Appointment of Members

     Pursuant to Section 2.12 of our By-laws, during the fiscal year 2001, our Compensation Committee ("Committee") was comprised of Mr. Reiner, Mr. Granger, Mr. Flig and Mr. Korn. The Committee is responsible for setting and conducting our company's policies governing annual executive salaries, bonuses (if any) and stock ownership programs. The Committee evaluates the performance of management and determines the compensation of the CEO and other executive officers based on achievement of sales, operational and financial targets. Our executive officers and key management compensation program consists of base salary, bonus, and long-term compensation in the form of stock options. In addition, the
Compensation Committee is also responsible to review and establish our Employment Policies, Terms and Conditions. The Compensation program is designed to achieve the following objectives:

     o Attract, retain and motivate quality executives who possess the necessary leadership and management skills.

     o Provide a stock-based compensation to provide longer-term motivation in order to maximize shareholder value.

Audit Committee and Appointment of Members

     Pursuant to Section 2.12 of our By-laws, during the fiscal year 2001, our Audit Committee ("Committee") was comprised of Mr. Granger, Mr. Korn and Mr. Flig, our three outside Directors. The Committee has the responsibilities as are customary for Committees of such type, including, but not limited to, recommending the independent auditors to be selected by the Board of Directors, reviewing the scope, timing and results of the audit of our financial statements, reviewing our accounting policies and procedures and systems of controls and reporting to the Board of Directors based upon any findings or reports issued by our independent certified public accountant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Our officers and directors may be able to control the outcome of most corporate actions requiring stockholder approval. Our directors and officers control approximately 66.1% of our outstanding common stock. Due to this concentration of direct ownership and the shares held in an irrevocable voting trust controlled the majority shareholder, this group, we may be able to prevail on all matters requiring a stockholder vote, including: (i) the election of directors, (ii) the amendment of our organizational documents, or (iii) the approval of mergers, sales of assets or other major corporate transactions.

     The following table sets forth certain information concerning stock ownership of our $.002 par value Common Stock by all persons known to us to own beneficially 5% or more of the outstanding shares of Common Stock, by each director, by all individuals named in the "Summary Compensation Table" of "Item
10. Executive Compensation" section and by all directors and officers as a group, as of August 31, 2001. None of the named individuals or any other executive officers own any shares of 1992 Preferred Stock or Series A Preferred Stock nor does any person own beneficially 5% or more of the outstanding shares of 1992 or Series A Preferred Stock. For purposes of determining the percentage ownership of the individuals and group listed in the table, the 1992 Preferred Stock and the Common Stock have been treated as one class, since both classes are entitled to vote share for share on all matters on which the Common Stock is entitled to vote. The Series A Preferred Stock has not been included as it is non-voting.

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

                                                                   Number of        Percent of
                                                                   Shares of         Class of
                                                                     Common           Common
       Name                                                        Stock Owned      Stock Owned
       ----                                                        -----------      -----------
       Thomas F. Reiner (1)                                        11,249,235          74.3%
       Joel Flig (2)                                                   25,000           0.0%
       Michael Y. Granger (3)                                          38,834           0.0%
       Allan J. Korn (3)                                               35,834           0.0%
       Charles C. Johnston and Affiliates                           1,612,000          13.8%
       Spags, NV                                                    2,067,000          17.7%
       All officers and directors as a group (four persons) (4)    11,348,903          74.6%

(1)  Includes  313,043 shares and (i) 2,405,335 shares issuable upon exercise of options at prices  ranging from $0.22 to $13.50 per share  through  various dates  until June 2007;  (ii)  5,557,749  shares and  1,070,122  options to purchase  shares for which Mr.  Reiner acts as trustee under a voting trust agreement  which  includes  345,000  shares and options to purchase  shares
     currently  owned  by  Mr.  Reiner's   daughter;   (iii)  1,902,986   shares
     contingently  issuable to Mr. Reiner pursuant to a Stock Escrow  Agreements which provides Mr. Reiner with full voting rights until their release.
(2)  Includes  25,000  shares of common stock  issuable upon exercise of options until April 17, 2004.
(3)  Includes  1,667 and 834 shares of Common Stock  issuable  upon  exercise of options to Messrs. Granger and Korn,  respectively,  at $13.50 per share at any time until  February  14,  2004 and 1,667  shares of Common  Stock each issuable upon exercise of options at $2.40 per share until December 4, 2003 and  10,000  shares  issuable  to each of  Messrs.  Granger  and Korn  upon exercise  of options at $1.25 per share  until June 4, 2005;  and  includes
     25,000  shares of common stock  issuable  upon exercise of options at $1.25 per share until April 17, 2004.
(4)  Includes an  aggregate of 3,576,292  shares of Common Stock  issuable  upon exercise of currently exercisable options.

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

     On May 23, 1997, we entered into a $200,000 Working Capital Credit and Facility ("Reiner Facility) with Thomas F. Reiner and his Assignee and we subsequently amended the Reiner Facility on August 2, 2001. Under the terms of the Reiner Facility, we are able to draw on the credit facility at the sole option and approval of Mr. Reiner. The Reiner Facility has a subordinated senior secured interest to our lender Bank of America. The Reiner Facility has a maximum credit facility amount of $700,000 and interest is paid at 14% per annum monthly. The borrowings under the Reiner Facility is used for working capital including payroll, inventory purchase and rent payments. The Reiner Facility expires on December 21, 2001, and shall be due and payable on demand upon the earlier of (i) December 21, 2001, or (ii) upon demand by Mr. Reiner and his Assignee with a five day notice to the Company, or (iii) if an order is entered for relief against our Company or declaring our Company insolvent, or if the Company voluntarily files for bankruptcy. The Reiner Facility is convertible at any time at the option of Mr. Reiner and his Assignee into shares of our Common Stock at $0.16 per share subject to adjustment as defined under the Amended Reiner Facility dated August 2, 2001.

     The Company has entered into several transactions with Mr. Reiner for the issuance of shares of common stock or the granting of options to purchase shares of common stock. As of August 1, 2001, Mr. Reiner has been granted options to purchase 2,405,335 shares of common stock. These options have been granted both from the ESOP and from outside ESOP.

     In total at August 31, 2001, Mr. Reiner directly holds 313,043 shares of common stock, has options or warrants to purchase 2,405,335 shares of common stock at prices ranging from $.22 to $13.50 per share and has voting authority over 5,557,749 additional shares of common stock. Mr. Reiner also is the trustee over voting trusts for 1,070,122 shares of common stock issuable upon the exercise of outstanding options and warrants.

     On May 8, 1998, the Company and Mr. Reiner entered into a Stock Escrow Agreement pursuant to which an aggregate of 952,986 shares of Common Stock previously issued to Mr. Reiner between July 25, 1997 and April 9, 1998 were canceled and re-issued subject to the conditions on the Stock Escrow Agreement. The Stock Escrow Agreement provides for the escrowed shares to be released and assigned to the Company for cancellation unless they are released to Mr. Reiner upon the occurrence of an earlier condition of release. As of February 28, 2001, none of the above conditions set forth in the Stock Escrow Agreement for the release of the shares from escrow have been met. Mr. Reiner has voting authority over the shares and these shares are considered outstanding as of February 28, 2001, although for the purposes of calculating earnings per share, these shares are excluded. There can be no assurance that the release from escrow and transfer of these shares to Mr. Reiner will not have material adverse effect on our earnings. Upon release of these shares from escrow to Mr. Reiner, assuming use of the fair market value of our Common Stock on February 28, 2001, the charge to earnings would be approximately $190,597.

     Between September 1999 and November 1999, we agreed to place 950,000 shares of our common stock into escrow for the benefit of Mr. Reiner as a consideration of the following. On June 8, 1999, we acquired all the outstanding shares of common stock of Olsen Electrosurgical Inc., and subsequently, we asked Mr. Reiner to personally guarantee certain Olsen obligations and other conditions in connection with the acquisition including: (i) certain lease contracts for computers, telephones and for an un secured $75,000 working capital line of credit with Wells Fargo Bank; and (ii) further extension of the repayment of the Reiner Facility until June 30, 2001, and subsequently amended on August 6, 2001, repayment shall be the earlier of (a) six months, or (b) upon demand by Mr. Reiner and his Assignee with a five day notice to our Company, or (c) if an order is entered for relief against us, or declaring that we are insolvent, or resulting in a finding that we are insolvent, of if we file voluntarily for bankruptcy, insolvency, relief of debtors, protection creditors, (d) a receiver, trustee, custodian, liquidator, assignee, sequester, or other similar actions,
(e) if a proceeding is brought under the federal bankruptcy code, if we fail to file a proper answer thereto (including a request that the petitioner post adequate bond under Section 301(e). In addition, in the event we do not repay the amount owed under the terms and conditions of the Reiner Facility, the shares from escrow shall be released to Thomas F. Reiner and his Assignee. Mr. Reiner has voting authority over the shares and these shares are considered outstanding as of February 28, 2001, although for the purpose of calculating earnings per share, these shares are excluded. There can be no assurance that the release from escrow and transfer of these shares to Mr. Reiner will not have material adverse effect on our earnings. Upon release of these shares from escrow to Mr. Reiner, assuming use of the fair market value of our Common Stock on February 28, 2001, the charge to earnings would be approximately $190,000.

     On February 12, 1999, CCJ Trust ("CCJ") agreed to convert the amount of indebtedness owing to it from us in the amount of $159,750 (which consisted of principal and accrued interest) into 39,938 shares of Series AA Preferred Stock. The Series AA Preferred Stock yields a 7% per annum non-cumulative dividend payable semi-annually in the form of additional shares of common stock, $0.02 par value, or cash at our option. The Series AA Preferred Stock features redemption and conversion rights during the two year period following the issuance of shares. On February 8, 2001, CCJ Trust agreed to convert the Series AA Preferred Stock into 179,721 shares of common stock.

     On April 21, 2000 under the 1987 Employee Stock Option Plan, Mr. Reiner exercised 50,000 shares of our common stock at $0.59 from his conversion of our indebtedness owed under the Reiner Facility. In addition, certain key employees also exercised options of 170,000 options at an exercise price ranging from $0.75 to $1.00 per share.

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



       10.93          Stock Option Agreement dated July 25, 1998 with Mr. Thomas F. Reiner. (8)
       10.94          Stock Escrow Agreement dated May 8, 1998 between the Registrant and Mr. Reiner.
       10.95          Agreement Regarding Indebtedness dated May 8, 1998 between the Registrant and Mr. Reiner.
       16.1           Letter from Grant Thornton LLP agreeing to the  statements  made in the Form 8-K regarding the dismissal of independent accountant. (9)
       23.1           Consent of Grant Thornton LLP, Independent Auditors
       23.2           Consent of Angell & Deering

(1)  Incorporated  by reference to the  Registrant's  Registration  Statement on Form S-18 and  Post-Effective
     Amendments thereto, file number 33-16303-NY.
(2)  Incorporated  by reference to the  Registrant's  Registration  Statement on Form S-1 file number 33-43307 declared  effective on March 10, 1992 and post effective  amendment thereto declared  effective on August
     26, 1994.
(3)  Previously  filed as a part of the  Registrant's  Registration  Statement,  File No.  33-76782,  declared effective on July 12, 1994.
(4)  Incorporated by reference to the Registrant's Form 8-K dated December 7, 1995.
(5)  Incorporated by reference to the Registrant's Form 8-K dated March 11, 1996.
(6)  Incorporated by reference to the Registrant's Form 10-KSB for the year ended February 29, 1996.
(7)  Incorporated by reference to the Registrant's Form 10-KSB for the year ended February 28, 1997.
(8)  Incorporated by reference to the Registrant's Form 8-K dated July 25, 1997.
(9)  Incorporated by reference to the Registrant's Form 8-K dated October 6, 2000.


         b.       Reports on Form 8-K:

                  We filed a Form 8-K dated March 13, 2001 in connection with its that the Company debt/equity financing and the issuance of 483,034 shares of restricted common stock. In addition, J&C Resources exercised its option to convert its Series AA Convertible Preferred Shares into 179,722 shares of Common Stock. In addition, we also announced the registration of our V.P. Sales and also indicated we terminated our non-binding letter of intent to acquire substantially or all of the assets of Weck Surgical.

                  We filed a Form 8-K dated May 21, 2001, that our bank has unilaterally increased the reserve required to be taken against our inventory. This action automatically caused us to become overdrawn on our credit facility with Bank of America, and which resulted in us being in default under our credit facility.

                  We filed a Form 8-K dated June 13, 2001 in connection with the civil action filed by Bank of America alleging our breach of our loan agreement and seeking repayment of all amounts owed by us under the credit facility. In addition, we filed a $31.2 million suit against Bank of America in connection with damages arising from a breach of contract and other inappropriate conduct by B/A.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Concord, California, on September 26, 2001.

                                                SPARTA SURGICAL CORPORATION


                                                By: /s/ Thomas F. Reiner
                                                    ----------------------
                                                    Thomas F. Reiner
                                                    Chairman of the Board
                                                    President & CEO

                                                By: /s/ Joseph Salim
                                                    ------------------
                                                    Joseph Salim
                                                    Director of Finance and
                                                    Principal Accounting Officer


     Pursuant to the requirements of the Exchange Act as amended, this Report has been signed below by the following persons on behalf of the registrant and the capacities indicated on September 26, 2001.


      Signature                           Title                        Date
      ---------                           -----                        ----



/s/ Thomas F. Reiner                Chairman of the                   9/26/01
---------------------------         Board of Directors,              ---------
Thomas F. Reiner                    Chief Executive Officer,
                                    President, Treasurer,
                                    and Director




/s/ Joseph Salim                    Director of Finance and           9/26/01
---------------------------         Principal Accounting Officer     ---------
Joseph Salim



/s/ Michael Y. Granger              Director                          9/26/01
---------------------------                                          ---------
Michael Y. Granger



/s/ Allan J. Korn                   Director, Secretary               9/26/01
---------------------------                                          ---------
Allan J. Korn



/s/ Joel Flig                       Director                          9/26/01
---------------------------                                          ---------
Joel Flig