Form 10QSB
period 2001-05-31
SPARTA SURGICAL CORP
filed 2001-10-12
CIK 819981

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2001

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
Yes        No  X.
    ----     -----

     As of August 31,2001, 11,654,159 shares of Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, 27,818 shares of Series A convertible Redeemable Preferred Stock were outstanding.

--------------------------------------------------------------------------------

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
Part I.        Financial Information

               Item 1.      Financial Statements

                            Consolidated Balance
                            Sheet as of May 31, 2001                        2

                            Consolidated Statements of
                            Operations for the Three Months
                            Ended May 31, 2001 and 2000                     3

                            Consolidated Statements of
                            Cash Flows for the Three Months
                            Ended May 31, 2001 and 2000                     4

                            Notes to Consolidated Financial
                            Statements                                      5

               Item 2.      Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                    6 - 16

Part II.       Other Information and Signatures                         16 - 18



                                      SPARTA SURGICAL CORPORATION
                                       CONSOLIDATED BALANCE SHEET
                                             May 31, 2001
                                              (Unaudited)


                                                     ASSETS
Current Assets:
        Cash                                                                              $      1,000
        Accounts receivable, net of allowance for doubtful accounts of $42,000                 262,000
        Other receivables                                                                        3,000
        Inventories                                                                          2,400,000
        Other                                                                                   61,000
                                                                                          ------------

Total Current Assets                                                                         2,727,000
                                                                                          ------------

Property and equipment, at cost-net                                                            693,000
                                                                                          ------------

Other Assets:
       Intangible assets, net                                                                  680,000
       Other                                                                                    20,000
                                                                                          ------------

Total Other Assets                                                                             700,000

                                                                                          ------------

Total Assets                                                                                 4,120,000
                                                                                          ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Current portion of long-term debt                                                  $  2,468,000
       Notes payable                                                                           150,000
       Accounts payable - trade                                                                992,000
       Accrued expenses                                                                        107,000
                                                                                          ------------

Total Current Liabilities                                                                    3,717,000
                                                                                          ------------

Long-term debt, net of current portion above                                                    42,000
                                                                                          ------------

Stockholders' equity:
       Preferred stock: $ 4.00 par value, 2,000,000 shares authorized;
            1992 non-cumulative convertible redeemable preferred stock: 165,000 shares
            authorized, 82,533 shares issued and outstanding                                   330,000
            Series A cumulative convertible redeemable preferred stock: 30,000 shares
            authorized, 27,818 shares issued and outstanding                                   111,000
            Series AA cumulative convertible redeemable preferred stock: 875,000 shares
            authorized, none issued and outstanding                                               --
       Common stock: $0.002 par value, 25,000,000 shares authorized, 9,644,225
       shares issued and outstanding                                                            15,000
       Additional paid in capital                                                           14,209,000
       Accumulated deficit                                                                 (14,304,000)
                                                                                          ------------

Total Stockholders' Equity                                                                     361,000
                                                                                          ------------

Total Liabilities and Stockholders' Equity                                                $  4,120,000
                                                                                          ============


See accompanying notes to consolidated financial statements.



                                             SPARTA SURGICAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                              Three Months Ended
                                                                                                 May 31, 2001
                                                                                         --------------------------
                                                                                             2001           2000
                                                                                         -----------    -----------
Net sales                                                                                $   667,000    $   905,000
Cost of sales                                                                                259,000        486,000
                                                                                         -----------    -----------

Gross Profit                                                                                 408,000        419,000


Selling, general and administrative expenses                                                 466,000        424,000
Research, development and engineering                                                        101,000        117,000
Depreciation and amortization expenses                                                       119,000         56,000
                                                                                         -----------    -----------

Loss From Operations                                                                        (278,000)      (178,000)
                                                                                         -----------    -----------

Other Income (Expense):
Interest expense                                                                             (94,000)       (80,000)
                                                                                         -----------    -----------

Total Other Income (Expense)                                                                 (94,000)       (80,000)
                                                                                         -----------    -----------

Net Loss                                                                                    (372,000)      (258,000)

Preferred stock dividends                                                                     (4,000)        (4,000)
                                                                                         -----------    -----------

Net Loss Applicable to Common Stockholders                                               $  (376,000)   $  (262,000)
                                                                                         ===========    ===========

Weighted average shares used to calculate basic and diluted net loss per common share      7,735,943      6,309,309
                                                                                         ===========    ===========

Basic and diluted net loss per common share                                              $     (0.05)   $     (0.04)
                                                                                         ===========    ===========

See accompanying notes to consolidated financial statements




                                       SPARTA SURGICAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                    Three Months Ended
                                                                                      May 31, 2001
                                                                              --------------------------
                                                                                  2001          2000
                                                                              -----------    -----------
Cash Flows From Operating Activities:
          Net loss                                                            $  (372,000)   $  (258,000)
          Adjustment to reconcile net loss to net cash (used) by
          operating activities:
                Depreciation and amortization                                     119,000         56,000
                Changes in operating assets and liabilities:
                        Accounts receivable                                       154,000        (39,000)
                        Inventories                                               (23,000)       (42,000)
                        Other assets                                              (18,000)       270,000
                        Account payable and accrued expenses                      148,000       (469,000)
                                                                              -----------    -----------

                           Net Cash Provided (Used) By Operating Activities         8,000       (482,000)
                                                                              -----------    -----------

Cash Flows From Investing Activities:
          Capital expenditures                                                       --           (9,000)
          Increase in intangible assets                                           (20,000)          --
                                                                              -----------    -----------

                        Net Cash (Used) by Investing Activities                   (20,000)        (9,000)
                                                                              -----------    -----------

Cash Flows From Financing Activities:
          Proceeds from sale of common stock                                       10,000        381,000
          Borrowing (repayment) on lines of credit, net                            11,000      1,156,000
          Principal payments on long-term debt                                     (8,000)    (1,069,000)
                                                                              -----------    -----------

                        Net Cash Provided By Financing Activities                  13,000        468,000
                                                                              -----------    -----------

                        Net Change In Cash and Cash Equivalents                     1,000        (23,000)

Cash and Cash Equivalents at Beginning of Period                                     --           61,000
                                                                              -----------    -----------

Cash and Cash Equivalents at End of Period                                    $     1,000    $    38,000
                                                                              ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
          Cash paid during the period for:
                Interest                                                      $    94,000    $    69,000
                Income taxes                                                         --             --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
----------------------------------------------------------------------
          Dividends paid on Series A convertible redeemable preferred stock        24,000          4,000



                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed consolidated financial statements of the Company as of May 31, 2001 and for the three months ended May 31, 2001 and 2000 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001, previously filed with the Securities and Exchange Commission.

2. Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied. Potentially dilutive securities, excluded because of their anti-dilutive effect, are 4,124,873 and 4,879,124 at May 31, 2001 and May 31, 2000, respectively. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                                    Three Months Ended
                                                                      May 31, 2001
                                                             ----------------------------
                                                                2001              2000
                                                             -----------      -----------
     Numerator:
     Net income (loss) applicable to common stockholders     $  (376,000)     $  (262,000)

     Denominator:
     Weighted average common shares outstanding
        during the period                                      9,638,929        8,212,295
     Less shares subject to escrow agreement                  (1,902,986)      (1,902,986)
                                                             -----------      -----------
     Shares used in computing basic income (loss               7,735.943        6,309,309
          per common share
     Dilutive effect of conversion of preferred stock               --               --
     Dilutive effect of options and warrants                        --               --
     Dilutive effect of convertible debt                            --               --
                                                             -----------      -----------
     Shares used in computing diluted income
         (loss) per common share                               7,735,943        6,309,309
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

     These statements relate to future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, performance or achievements to be materially different form these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate therefore there can be no assurance that the forward-looking statements included in this form 10-QSB will prove to be accurate. The following discussions should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

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

         We are engaged in the development and manufacturing of electrosurgical and microsurgical instruments and accessories and electromedical equipment and supplies, utilizing proprietary technologies to satisfy unmet medical needs cost effectively. Our results of operations vary significantly from year to year and from quarter to quarter, and in the past have depended on, among other factors, developing new products, demand for our products and significantly depend on availability of materials from our suppliers and dependence on our customers including hospital, physicians, medical distributors and OEM accounts. We have incurred net losses past years and can't assure future profitability. At February 28, 2001 our accumulated deficit was approximately $13,928,000.

     There can be no assurance that we (i) can predict the market acceptance of our products, (ii) will not face intense competition and if we are unable to compete effectively, we may be unable to maintain or expand the base of purchasers for our devices and we may lose market share or be required to reduce prices, (iii) will be able to obtain patent protection for our products and preserve our trade secrets and safeguard the security and privacy of our confidential technology, (iv) will continue our operations, as we may need additional financing and such financing may not be available as we are highly leveraged and may be unable to service our debt, (v) will be successful because we are subject to stringent and continuing applicable federal regulations that there could be changes in the political, economical, or regulatory healthcare and may be subject to product liability claims, (vi) will be able to retain or hire key personnel, and (vii) will not loose a key manufacturer, distributor or a customer which could result in a significant reduction in the revenue we generate, (viii) can anticipate unexpected events and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses.

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

     In recent years we have experienced losses from operations and continue to suffer from a deficiency in available working capital. We had a deficit in working capital of $990,000 as of May 31, 2001. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. We may need to raise additional funds in order to continue our business plan, to fund more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional funding may be unavailable on terms satisfactory to us, or at all. If we raise additional funds by issuing equity securities, we may experience significant dilution and such securities may have rights senior to those of the holders of common stock.

     Our ability to meet our planned growth will require substantial cash resources. The timing and amount of future capital requirements may vary significantly depending on numerous factors including regulatory, technical, competitive and other developments in the healthcare industry. Any expansion of our operations will place a significant strain on management, financial controls, operating system, personnel and other resources. The success of our products depends on several uncertain events and factors, including: the effectiveness of our marketing strategy and efforts, our product and service differentiation and quality, the extent of our network coverage, our ability to provide timely, effective customer support, our distribution and pricing strategies, as compared to our competitors, our failure to adequately protect our proprietary rights may harm our competitive position.

Further risk particular to our Company are:


     We have incurred significant operating losses and may not be profitable in the future.

     We have reported net losses of $2,308,000 and $1,744,000 for the fiscal years ended February 29, 2000 and February 28, 2001 respectively and $372,000 for the three months ended May 31, 2001. We cannot assure that we will report profits in the future.


     Our operations continue to be cash flow negative, and we have an $990,000 deficit in working capital.

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

     As of August 31, 2001, we had 11,654,159 shares of our common stock outstanding. If holders of our securities sell substantial amounts of our common stock, the market price of our common stock could decrease. We have a significant number of stock options, warrants and convertible securities outstanding, which could significantly depress our common stock price if they were exercised and sold.

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

     Our common stock is not eligible for trading on any national or regional exchange. Our common stock is traded on a limited basis on the non NASDAQ Other OTC (Pink Sheet unqualified) pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is not a national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There is a greater chance of market volatility for securities that trade on the Pink Sheets as opposed to a national exchange or quotation systems. This volatility may be caused by a variety of factors, including:

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

     In addition, under the Exchange Act, and the regulations thereunder, any person engaged in a distribution of shares of our common stock offered by this prospectus may not simultaneously engage in market making activities with respect to the common stock during the applicable "cooling off" periods prior to the commencement of this distribution.

     Our preferred stock and status as a Delaware corporation may make a third party acquisition of our company more difficult.

     Our certificate of incorporation authorizes our Board of Directors to issue up to 2,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. This issuance of preferred stock could inhibit a change in control by making it more difficult to acquire the majority of our voting stock. In addition, the Delaware General Corporation law restricts certain business combinations with interested stockholders. This statute may have the effect of inhibiting a non-negotiated merger or other business combination.


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


RESULTS OF OPERATIONS

Three Months Ended May 31, 2001
As Compared to Three Months Ended May 31, 2000

     Net sales for the three months ended May 31, 2001 ("First Quarter Fiscal 2002") were $667,000, a decrease of $238,000, from net sales of $905,000 for the three months ended May 31, 2000 ("First Quarter Fiscal 2001"). The decrease in net sales during the First Quarter Fiscal 2002 as compared to the First Quarter Fiscal 2001 is primarily attributed to, (i) insufficient working capital as our bank arbitrarily stopped advancing under our credit facility as it alleged that we were in default under our Amended Security and Loan Agreement and (ii) since we rely heavily on outside suppliers for our components of our products and due to our slow payments to suppliers, as a result of the bank's capricious actions, we experienced significant delays from some of our key suppliers and therefore, we were unable to process some of the open orders for production and shipments to our customers. We have been aggressively seeking out and qualifying new suppliers in order to improve delivery of our components.

     Gross profit was $408,000 or 61% of net sales for the First Quarter Fiscal 2002 as compared to $419,000 or 46% of net sales for the First Quarter Fiscal 2001. The increase in gross profit is primarily due to the improved production costs, general price increases and higher margins generated from some of our international and OEM accounts as a result of our ISO/CE Certification.

     Selling, general and administrative ("SG&A") expenses for the First Quarter Fiscal 2002 were $466,000, an increase of $42,000 from SG&A expenses of $424,000 for the First Quarter Fiscal 2001. The increase in SG&A expenses for the First Quarter Fiscal 2002 as compared to the First Quarter Fiscal 2001 is primarily attributed to the additional legal expenses incurred in connection with our suit against the bank, quality assurance audit compliance and reissuance of ISO/CE Certification, recruiting expenses and finance costs relating to our debt/equity financing transactions.

     Research, Development and Engineering ("R&D") expenses for the First Quarter Fiscal 2002 were $101,000 as compared to $117,000 in the First Quarter Fiscal 2001. The decrease of $16,000 from R&D expenses for the First Quarter Fiscal 2002, as compared to the First Quarter Fiscal 2001, is primarily attributed to the completion of the MEESA electrosurgical project and reduction of engineering expenses.

     Depreciation and Amortization ("D&A") expenses for the First Quarter Fiscal 2002 were $119,000 as compared to $56,000 in the First Quarter Fiscal 2001. The increase of $63,000 in D&A expenses for the First Quarter Fiscal 2002 as compared to the First Quarter Fiscal 2001 is in connection with increased amortization expenses of certain non-compete fees relating to the former shareholder of Olsen.

     Net loss for the First Quarter Fiscal 2002 was $372,000, an increase of $114,000 from a net loss of $258,000 for the First Quarter Fiscal 2001. The net loss for the First Quarter Fiscal 2002 as compared to net loss in the First Quarter Fiscal 2001 is primarily attributed to the above reasons, in particular to the increased amortization expenses of $63,000 relating to the non-compete agreement.

Liquidity and Capital Resources

     Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees from Mr. Reiner, for which he has been compensated by us. In addition, from time to time, Mr. Reiner has provided us with the working capital in order to continue to operate our business. In recent years, we have experienced losses from operations and suffer from a deficiency in available working capital amounting to $990,000 at May 31, 2001. In addition our bank credit facility is the subject of pending litigation. Revenues from existing product lines have historically not been sufficient to generate adequate working capital. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. Management has retained the services of an investment advisor to pursue capital through such private equity and debt offerings. Management also intends to continue to pursue viable acquisition candidates. There can be no assurance that we will be able to complete planned debt or equity offerings or targeted acquisitions. We will need to generate cash flows from operations and/or raise additional funds in order to maintain operation at current levels.

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

     Our working  capital at February  28,  2001 was  ($744,000)  as compared to
$1,633,000   at  February   29,  2000,   a  decrease  of   $2,3770,000   due  to
reclassification of (i) our long term debt to short term debt as a result of the alleged default on our loan in connection with the suit instituted by our lender against us, and (ii) Mr. Reiner's term debt which is due December 2001. Our working capital at May 31, 2001 was ($990,000).

     Our current operations continue to be cash flow negative, further straining our working capital resources. Our future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and market capabilities. In order to continue our current level of operations, it will be necessary for us to obtain additional working capital, from either debt or equity sources. If we are unable to obtain additional working capital, if may be necessary for us to restructure our operations to reduce our ongoing expenditures. Our principal capital requirements have been to fund working capital needs to support officers' salaries, internal growth for acquisition and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management attempts to control inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable expenses in the event any of our major customers encounters financial difficulties. Although management monitors the creditworthiness of its customers, management cannot assume that we will not incur some collection loss on customer accounts receivables or loss in customer base in the future.

     We rely on outside suppliers for many components of our products. From time to time we have experienced difficulties in obtaining some components and there can be no assurance that our manufacturing sources will be able to meet our product needs on a timely basis. At present we obtain our electromedical units and certain of our surgical disposable devices from single sources. The lack of availability of these and other products from its current supplier due to our current operations being cash flow negative or for any other reasons would have a material adverse effect on our operations.

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

     On March 6, 2001, we completed our equity and debt financing from a group of investors. The equity financing consisted of the sale of our 484,034 restricted shares of Common Stock. In addition, we also completed a debt financing in the amount of $150,000 ("Note"). The Note is at 8% interest per annum, and is due and payable on August 20, 2001, and at our option, the Note can be extended for an additional six months. On August 20, 2001, we extended the Note until December 20, 2001. On October 11, 2001, we paid the Note in full.

     On March 20, 2000, Bank of America Commercial provided us with an amended 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). We agreed to pay Bank of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to us based on a percentage of eligible assets and is secured by a first position security interest on all our assets. As of February 28, 2001, the outstanding balance on the Loan was $1,753,000. The Loan is being used to provide working capital for current operations. In connection with the financing, we issued Bank of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003. The bank has called the loan (See Item #1 - Legal Proceedings). On October 10, 2001, Sparta Olsen Electrosurgical, Inc.("Sparta Olsen") a wholly-owned subsidiary of Sparta Surgical Corporation completed the sale of substantially all the assets of Sparta Olsen business (the "Sale"), including inventory, machinery and equipment and all intangible assets (excluding cash and accounts receivable) for the amount of $1,815,528 in cash to Kentucky Packaging Service LP, DBA Q2 Medical ("Q2 Medical") and at the same time entered into a Transition Agreement whereby Q2 Medical agreed to pay Sparta Olsen approximately $70,830 to assist in the transfer of the business.

In connection with the Sale, Sparta Olsen paid to Banc of America ("BofA") all amounts required pursuant to a Settlement Agreement between Sparta and BofA, and BofA released all security interests in all of our assets, and also released the personal guarantee of Thomas F. Reiner, our Chairman, President and CEO. The Settlement Agreement also contained customary releases and forever discharges each other from any and all claims and demands of every kind and nature. In addition, BofA and Sparta Olsen dismissed lawsuits they have initiated against one another.


     On May 23, 1997, we entered into a $200,000 Working Capital Credit Facility ("Reiner Facility") with Thomas F. Reiner and his assignee and we subsequently amended the Reiner Facility on August 2, 2001. Under the terms of the Reiner Facility, we are able to draw on the credit facility upon the sole option and approval of Mr. Reiner. The Reiner Facility has a subordinated senior security interest to our lender. The Reiner Facility has a maximum credit facility amount of $700,000 and interest is at 14% per annum, and is payable monthly. The borrowings under the Reiner Facility is used for working capital including payroll, inventory, purchases and rent payments. The Reiner Facility expires on December 21, 2001, and shall be due and payable on demand upon the earlier of
(i) December 21, 2001, or (ii) upon demand by Mr. Reiner and his assignee with a five day notice to the Company, or (iii) if an order is entered for relief against our Company or declaring our Company insolvent, or if the Company voluntarily files for bankruptcy. The Reiner Facility is convertible at any time at the option of Mr. Reiner and his assignee into shares of Common Stock at $0.16 per share subject to adjustments as defined under the Amended Reiner Facility dated August 2, 2001. At May 31, 2001, the Reiner Facility loan balance is $668,619.

     On August 17, 2001, we appointed D.H. Blair Investment Banking Corp ("D.H. Blair") to act as non-exclusive financial advisor and investment banker in connection with (i) advising us in negotiating the restructuring of our debt to Bank of America; and/or (ii) introducing us and our management to analyst, bankers, and brokers in order to communicate our business to the Wall Street community; and/or (iii) any financing for us which may be arranged or provided by a party introduced to us by D.H. Blair. As an inducement to Blair's providing these services, we issued to D.H. Blair a Warrant to purchase 3,000,000 shares of our common stock, at an exercise price of $0.15 per share, which Warrant shall contain antidulition provisions, exercisable for a five-year period and shall provide for two demand registration rights and limited "piggyback" registration rights with respect to the shares underlying the Warrant. In the event the financing with D.H. Blair does not close, then the number of shares of the Warrant to purchase common stock shall be reduced from 3,000,000 to 1,500,000.

     As a result, we entered into a Term Sheet with D.H. Blair, whereby D.H. Blair will (a) loan $500,000 to us in the form of a senior secured Note and (b) purchase from us for $500,000, (i) 5,000,000 shares of our common stock, (ii) warrant to purchase 5,000,000 shares of our common stock at $0.10 per share. The
Note is a five-year term interest at 10% per annum equal annual principal and interest payments and payable beginning the first anniversary of the date of the Note and accrued interest thereon, then the Note shall be repaid at the closing of the financing without any prepayment penalties or fees to us.

     Under the Term Sheet, the closing of this transaction is conditioned  upon:
(i) our completing not less than $1,350,000 under the current private placement memorandum, (ii) our entering into a Settlement Agreement with Bank of America acceptable to D.H. Blair, (iii) our becoming a reporting company as defined under the Securities Act of 1933 and being current in our filings with the SEC,
(iv) other conditions relating to restriction of issuing additional options, except for acquisition, merger and (v) our executing letters of intent to acquire certain businesses on terms acceptable to D.H. Blair.

     Pursuant to the June 17, 2001 Private Placement Memorandum, East Garden Realty, LLC ("East Garden") subscribed to purchase 1,666,667 shares of Common Stock for $250,000. Subject to the completion of the payment schedule of the shares purchased by East Garden, (i) the Subscription Agreement provides that in the event our shares of Common Stock are not trading at $0.35 per share in 12 months from the date of subscription, than we agree to provide to East Garden the difference from $0.15 per share to $0.35 per share, at our sole discretion, additional shares or cash will be provided to the subscriber, (ii) for providing advisory services and other conditions, we also greed to sell up to 125,000 shares of common stock at $0.02 per share to East Garden, (iii) we also agreed to use best efforts to file a registration statement covering the purchased shares, providing it is no later than 90 days after receipt of full payment for the shares purchased. Providing only if the full payment of $250,000 is made by East Garden and if the registration statement has not been filed by such 90th day, then we will be required to issue on the 91st day, and every 30th day thereafter through the 271st day, an additional 83,334 shares of the registration statement has not been filed by such date (Penalty Shares). The total number of Penalty Shares in the registration statement will be no greater than 500,000 shares. All additional shares, including Penalty Shares will only be issued if East Garden has paid in full $250,000 for the purchase of 1,666,667 shares of Common Stock. The Penalty Shares, if any, will be included in the registration statement filing. Mr. Reiner, Chairman of the Board, executed an Irrevocable Voting Trust Agreement with East Garden and as such he is the Trustee over all such shares issued with full voting authority.

     Pursuant to the June 17, 2001, Private Placement Memorandum, on August 21, 2001, a private investor subscribed to purchase 400,000 shares of Common Stock for $60,000. The Subscription Agreement provides that in the event our shares of Common Stock are not trading at $0.35 per share in 12 months from the date of subscription, than we agree to provide the difference from $0.15 per share to $0.35 per share, if any, at our sole discretion, additional shares or cash will be provided to the subscriber.

     On May 31, 2001 the Company entered into a non-binding letter of intent for the sale of certain assets of the electrosurgical operations of the Company to a medical device company for approximately $1,811,000 in cash. The assets to be sold include substantially all the assets of the electrosurgical business
(excluding cash and accounts receivable), including inventory, machinery and equipment and all intangible assets of the electrosurgical business. The final terms of the sale are subject to a definitive Asset Purchase Agreement. The sale is subject to a number of conditions, including approval by the lender of our bank loan. The proceeds, if any, will be used to repay our secured bank indebtedness and other indebtedness. On October 10, 2001, all of the conditions of the Asset Purchase Agreement were met by and between Kentucky Packaging Service LP, DBA Q2 Medical and we completed the sale of the Olsen Assets for approximately $1,815,528 in cash.

     On March 4, 1999, we entered into a two-year Consulting Agreement that was subsequently amended on September 21, 1999. We appointed IGC of New York, Inc. ("IGC") as our financial advisor. In its role as a financial advisor, IGC provides us with assistance in connection with securing debt and equity financing, renders advice on mergers and acquisitions and coordinates various meetings with our market makers and brokers. For providing these services, IGC is retained for a monthly consulting fee of $8,000 for 24 months plus a percentage of the amount raised for any senior secured debt, subordinated debt and private equity in the event IGC has acted as the introducing party to the transaction. Under the terms of the Consulting Agreement, the monthly consulting fee of $8,000 terminates on September 23, 2001. In addition, in its role as a financial advisor, we also issued to IGC warrants to purchase 400,000 shares of our common stock, exercisable at $0.95 per share at any time until March 3, 2002, and such warrants shall have piggyback registration rights. Furthermore, upon the closing and funding of a private placement financing in the gross amount of $7,000,000, IGC shall receive additional warrants to purchase 500,000 shares of our common stock at an exercisable price ranging from $0.95 to $1.70 per share. In the event we complete a secondary public stock offering and IGC was the introducing party which results in our raising gross proceeds in the amount of $7,000,000, IGC is (i) paid $150,000 at the closing, (ii) issued warrants to purchase 500,000 shares of our common stock at an exercise price of $0.95 per share, (iii) paid $192,000, payable $8,000 over the twenty-four (24) month period following the secondary public offering.


Part II. Other Information
         -----------------

Item 1.  Legal Proceedings

     On June 7, 2001, we were served with a complaint from Bank of America ("B/A") in a civil action filed in the Superior Court of California, County of Contra Costa, alleging that we were in breach of our Loan Agreement dated March 20, 2000. Under the suit, B/A is seeking repayment of all amounts owing, approximately $1.7 million under the $2.5 million Revolving Credit Facility which is due March 20, 2001.

     On June 14, 2001, we filed suit against B/A in the Superior Court of California, County of Contra Costa. In our suit, we are seeking $31.2 million in alleged damages arising from a breach of contract and other inappropriate conduct, covenant of good faith and fair dealing, unlawful and unfair business practices, intentional affliction and emotional distress and conversion by B/A. We allege that our damages are based upon our lost opportunities to fulfill orders and otherwise implement our business plan and harm to our reputation and stock market value. On October 10, 2001, Sparta Olsen Electrosurgical, Inc.("Sparta Olsen") a wholly-owned subsidiary of Sparta Surgical Corporation completed the sale of substantially all the assets of Sparta Olsen business (the "Sale"), including inventory, machinery and equipment and all intangible assets (excluding cash and accounts receivable) for the amount of $1,815,528 in cash to Kentucky Packaging Service LP, DBA Q2 Medical ("Q2 Medical") and at the same time entered into a Transition Agreement whereby Q2 Medical agreed to pay Sparta Olsen approximately $70,830 to assist in the transfer of the business.

     In connection with the Sale, Sparta Olsen paid to Banc of America ("BofA") all amounts required pursuant to a Settlement Agreement between Sparta and BofA, and BofA released all security interests in all of our assets, and also released the personal guarantee of Thomas F. Reiner, our Chairman, President and CEO. The Settlement Agreement also contained customary releases and forever discharges each other from any and all claims and demands of every kind and nature. In addition, BofA and Sparta Olsen dismissed lawsuits they have initiated against one another.

     On September 25, 2001, we were served with a complaint in a civil action titled Nancy Perlman, M.D. vs. Virtua Health, Inc., Tyco International Ltd., Valleylab Inc., General Electric Medical Systems Information Technologies, Inc., et al filed in the U.S. District Court of New Jersey (No. 01-00651SHO). The complaint alleges product liability and the relief sought exceeds $75,000. We believe the claim has no merit and accordingly we intend to vigorously defend it.

Item 2.  Changes in Securities
         ---------------------

     None


Item 3.  Defaults Upon Senior Securities
         -------------------------------

     Bank of America (See Item 1. Legal Proceedings)


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None


Item 5.  Other Information
         -----------------

     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     Reports on Forms 8-K

     We filed a Form 8-K dated March 13, 2001 in connection with our debt/equity financing and the issuance of 483,034 shares of restricted common stock. In addition, J&C Resources exercised its option to convert its Series AA Convertible Preferred Shares into 179,722 shares of Common Stock. In addition, we also announced the resignation of our V.P. Sales and also indicated we terminated our non-binding letter of intent to acquire substantially or all of the assets of Weck Surgical.

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


     Sparta Surgical Corporation




     /s/ Thomas F. Reiner
     ------------------------------
     Thomas F. Reiner
     Chairman of the Board
     President & CEO




     /s/ Joseph A. Salim
     ------------------------------
     Joseph A Salim
     Director of Finance
     (Principal Accounting Officer)


     October 11, 2001