Form 10QSB
period 2001-08-31
SPARTA SURGICAL CORP
filed 2001-11-01
CIK 819981

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2001

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

     As of August 31, 2001, 11,737,598 shares of Common Stock, 82,533 shares of Convertible Redeemable Preferred Stock, 27,818 shares of Series A Convertible Redeemable Preferred Stock were outstanding.

================================================================================

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

          Item 1.       Financial Statements

                        Consolidated Balance Sheet                         3
                        as of August 31, 2001

                        Consolidated Statements                            4
                        of Operations for the three months and six months ended August 31, 2001 and 2000

                        Consolidated Statements                            5
                        of Cash Flows for the six months
                        ended August 31, 2001 and 2000

                        Notes to Consolidated Financial Statements        6

          Item 2.       Management's Discussion and                     7 - 19
                        Analysis of Financial Condition
                        and Results of Operations

Part II.  Other Information and Signatures                              19 - 20



                                       SPARTA SURGICAL CORPORATION
                                        CONSOLIDATED BALANCE SHEET
                                             August 31, 2001
                                               (Unaudited)

                                                  ASSETS
Current Assets:
         Cash                                                                               $       --
         Accounts receivable, net of allowance for doubtful accounts of $42,000                  293,000
         Inventories                                                                           2,334,000
         Other                                                                                    42,000
                                                                                            -------------
Total Current Assets                                                                           2,669,000
                                                                                            -------------
Property and equipment, at cost-net                                                              676,000
                                                                                            -------------
Other Assets:
        Intangible assets, net                                                                   621,000
        Other                                                                                     15,000
                                                                                            -------------
Total Other Assets                                                                               636,000
                                                                                            -------------
Total Assets                                                                                $  3,981,000
                                                                                            =============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Current portion of long-term debt                                                   $  2,486,000
        Notes payable                                                                            150,000
        Accounts payable - trade                                                                 867,000
        Accrued expenses                                                                         197,000
                                                                                            -------------
Total Current Liabilities                                                                      3,700,000
                                                                                            -------------
Long-term debt, net of current portion above                                                      58,000
                                                                                            -------------
Stockholder's equity:
        Preferred stock: $ 4.00 par value, 2,000,000 shares authorized;
              1992 non-cumulative convertible redeemable preferred stock: 165,000 shares
              authorized, 82,533 shares issued and outstanding                                   330,000
              Series A cumulative convertible redeemable preferred stock: 30,000 shares
              authorized, 27,818 shares issued and outstanding                                   111,000
              Series AA cumulative convertible redeemable preferred stock: 875,000 shares
              authorized, none issued and outstanding                                               --
        Common stock: $0.002 par value, 25,000,000 shares authorized, 11,737,598
        shares issued and outstanding                                                             15,000
        Additional paid in capital                                                            14,374,000
        Accumulated deficit                                                                  (14,607,000)
                                                                                            -------------
Total Stockholders' Equity                                                                       223,000
                                                                                            -------------
Total Liabilities and Stockholders' Equity                                                  $  3,981,000
                                                                                            =============

See accompanying notes to consolidated financial statements.



                                         SPARTA SURGICAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                               August 31, 2001
                                                 (Unaudited)




                                                        Three Months Ended            Six Months Endedd
                                                            August 31,                    August 31,
                                                    --------------------------    ---------------------------
                                                        2001           2000           2001           2000
                                                    -----------    -----------    -----------    -----------
 Net sales                                          $ 1,013,000    $   876,000    $ 1,680,000    $ 1,781,000
 Cost of sales                                          361,000        466,000        620,000        952,000
                                                    -----------    -----------    -----------    -----------

 Gross Profit                                           652,000        410,000      1,060,000        829,000


 Selling, general and administrative expenses           601,000        425,000      1,068,000        847,000
 Research, development and engineering                   82,000        105,000        183,000        224,000
 Depreciation and amortization expenses                 135,000        224,000        253,000        280,000
                                                    -----------    -----------    -----------    -----------

 Loss From Operations                                  (166,000)      (344,000)      (444,000)      (522,000)
                                                    -----------    -----------    -----------    -----------

 Other Income (Expense):
 Interest expense                                      (120,000)       (85,000)      (214,000)      (165,000)
                                                    -----------    -----------    -----------    -----------

 Total Other Income (Expense)                          (120,000)       (85,000)      (214,000)      (165,000)
                                                    -----------    -----------    -----------    -----------

 Net Loss                                              (286,000)      (429,000)      (658,000)      (687,000)

 Preferred stock dividends                              (17,000)       (17,000)       (21,000)       (21,000)
                                                    -----------    -----------    -----------    -----------

 Net Loss Applicable to Common Stockholders         $  (303,000)   $  (446,000)   $  (679,000)   $  (708,000)
                                                    ===========    ===========    ===========    ===========


 Weighted average shares used to calculate
 basic and diluted net loss per common share          8,140,531      6,891,808      7,938,237      6,478,788
                                                    ===========    ===========    ===========    ===========

 Basic and diluted net loss per common share        $     (0.04)   $     (0.06)   $     (0.09)   $     (0.11)
                                                    ===========    ===========    ===========    ===========






 See accompanying notes to consolidated financial statements.





                                        SPARTA SURGICAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                                                   Six Months Ended
                                                                                      August 31,
                                                                              --------------------------
                                                                                  2001           2000
                                                                              -----------    -----------
Cash Flows From Operating Activities:
          Net loss                                                            $  (658,000)   $  (687,000)
          Adjustment to reconcile net loss to net cash (used) by
          operating activities:
                      Depreciation and amortization                               253,000        280,000
                      Changes in operating assets and liabilities:
                            Accounts receivable                                   126,000        (26,000)
                            Inventories                                            43,000        (92,000)
                            Other assets                                          (44,000)       226,000
                            Account payable and accrued expenses                   82,000       (278,000)
                                                                              -----------    -----------

                                 Net Cash (Used) By Operating Activities         (198,000)      (577,000)
                                                                              -----------    -----------

Cash Flows From Investing Activities:
          Capital expenditures                                                     (9,000)       (11,000)
          Increase in intangible assets                                              --          (65,000)
                                                                              -----------    -----------

                                 Net Cash (Used) By Investing Activities           (9,000)       (76,000)
                                                                              -----------    -----------

Cash Flows From Financing Activities:
          Proceeds from sale of common stock                                      170,000        381,000
          Borrowing (repayment) on lines of credit, net                            58,000      2,122,000
          Principal payments on long-term debt                                    (21,000)    (1,911,000)
                                                                              -----------    -----------

                                 Net Cash Provided By Financing Activities        207,000        592,000
                                                                              -----------    -----------

                                 Net Change In Cash and Cash Equivalents             --          (61,000)

Cash and Cash Equivalents at Beginning of Period                                     --           61,000
                                                                              -----------    -----------

Cash and Cash Equivalents at End of Period                                    $      --      $      --
                                                                              ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
          Cash paid during the period for:
                      Interest                                                $   214,000    $   171,000
                      Income taxes                                                   --             --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
-----------------------------------------------------------------------
          Dividends paid on Series A convertible redeemable preferred stock        41,000         38,000
          Conversion of debt into common stock                                       --          200,000


                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements of the Company as of August 31, 2001 and for the three and six months ended August 31, 2001 and 2000, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001, previously filed with the Securities and Exchange Commission.

2. Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the if-converted method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied. Potentially dilutive securities, excluded because of their anti-dilutive effect, are 5,624,873 options and warrants, and 4,487,540 options and warrants at August 31, 2001 and 2000, respectively. The following table sets forth the computation of basic and diluted net income
     (loss) per common share:



                                                                       Three Months Ended                Six Months Ended
                                                                            August 31,                       August 31,
                                                                  ----------------------------    -----------------------------
                                                                      2001            2000             2001            2000
                                                                  ------------    ------------    --------------   ------------
Numerator:
Net income (loss) applicable to common stockholders               $   (303,000)   $   (446,000)   $     (679,000)  $   (708,000)
                                                                  ============    ============    ==============   ============
Denominator:

Weighted average common shares outstanding during the period        10,043,517       8,794,794         9,841,223      8,381,774

Less shares in escrow                                                1,902,986       1,902,986         1,902,986      1,902,986
                                                                  ------------    ------------    --------------   ------------
Shares used in computing basic income (loss) per common share        8,140,531       6,891,808         7,938,237      6,478,788

Dilutive effect of conversion of preferred stock                          --              --                --             --

Dilutive effect of options and warrants                                   --              --                --             --

Dilutive effect of convertible debt                                       --              --                --             --
                                                                  ------------    ------------    --------------   ------------
Shares used in computing diluted income (loss) per common share      8,140,531       6,891,808         7,938,237      6,478,788
                                                                  ============    ============    ==============   ============


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

     These statements relate to future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, performance or achievements to be materially different from these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and many of which may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate therefore there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. The following discussions should be read in conjunction with the Financial Statements and notes thereto, appearing elsewhere herein.

Risk Factors Affecting Future Operating Results

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us. The statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our business, operating results and financial condition.

     We are engaged in the research, development, manufacturing and marketing of microsurgical hand instruments and accessories, critical care hospital disposables and electromedical equipment and supplies worldwide. Our results of operations vary significantly from year to year and from quarter to quarter, and in the past have depended on, among other factors, developing new products, demand for our products and significantly depend on availability of materials from our suppliers and dependence on our customers including hospital, physicians, medical distributors and OEM accounts. We have incurred net losses past years and can't assure future profitability. At February 28, 2001 our accumulated deficit was approximately $13,928,000. At August 31, 2001 our accumulated deficit was approximately $14,607,000.

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

     We may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which we have encountered with previous acquisitions. Future acquisitions by us may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have an adverse material effect on our business, operating results and financial condition.

     In recent years we have experienced losses from operations and continue to suffer from a deficiency in available working capital. We had a deficit in working capital of $1,031,000 as of August 31, 2001. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings. We may need to raise additional funds in order to continue our business plan, to fund more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional funding may be unavailable on terms satisfactory to us, or at all. If we raise additional funds by issuing equity securities, we may experience significant dilution and such securities may have rights senior to those of the holders of common stock.

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

     We have reported net losses of $2,308,000 and $1,744,000 for the fiscal years ended February 29, 2000 and February 28, 2001 respectively and $658,000 for the six months ended August 31, 2001. We cannot assure that we will report profits in the future.

     Our operations continue to be cash flow negative, and we have a $1,031,000 deficit in working capital as of August 31, 2001.

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

     The medical product industry is intensely competitive. We compete in all aspects of our business with numerous medical products manufacturers and distributors, many of whom have substantially greater market share and financial and other resources than we do. Competition with these companies could cause us to reduce our product prices or the amount of products we sell.

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

     We are faced with significant reduction of revenue and continued ongoing operating expenses from the sale of all of the assets of our subsidiary, Sparta Olsen Electrosurgical, Inc. business, and increased administrative expenses which might result from health care reform.

     Legislative proposals continue to be introduced or proposed in Congress and in state legislature that would effect major changes in the health care system nationally and on the state level. Among the proposals are cost controls on hospitals, changes in health insurance coverages, reduction in reimbursement for medical treatments and the creation of government health insurance plans. It is not clear what effect such proposals would have on our business. Certain proposals, such as cutbacks in Medicare and Medicaid programs, containment of health case costs and permitting states greater flexibility in the administration of Medicaid, could reduce our revenues or increase our costs. In addition, concern about proposed reform measures and their potential effects has contributed to the volatility of stock prices of companies in health care and related industries and may similarly affect the price of our common stock. Our total annual revenues will decline significantly from fiscal year ended 2001, due to our sale of the Olsen electrosurgical business on October 10, 2001, however, we will at the same time continue to have ongoing operating expenses and obligations for our subsidiary, Sparta Olsen Electrosurgical, Inc. ("Olsen") business, including certain leases equipment and facilities under long-term leasing agreements.

     Shares of our Common Stock which are eligible for future sale by our stockholders may decrease the price of our common stock.

     As of August 31, 2001, we had 11,737,598 shares of our common stock outstanding. If holders of our securities sell substantial amounts of our common stock, the market price of our common stock could decrease. We have a significant number of stock options, warrants and convertible securities outstanding, which could significantly depress our common stock price if they were exercised and sold.

     As of August 31, 2001, we have outstanding options and warrants to purchase approximately 5,624,873 shares of our common stock and other securities convertible into approximately 5,624,873 shares of common stock. The holders of these securities may exercise or convert them at any time at exercise or conversion price ranging from $0.15 per share to $13.50 per share. Although restrictions under federal securities laws limit the ability of the shares of our common stock issuable upon exercise or conversion of these securities to be resold in the public market upon issuance, these restrictions may not apply or may only apply for a period of one year from the date on which these securities are exercised or converted. The sale of shares underlying these stock options, warrants and convertible securities could significantly depress the common stock market price.

     There is no significant trading market for our common stock.

     Our common stock is not eligible for trading on any national or regional exchange. Our common stock had no trading activity on the non NASDAQ Other OTC (Pink Sheet unqualified) pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is not a national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There is a greater chance of market volatility for securities that trade on the Pink Sheets as opposed to a national exchange or quotation systems. This volatility may be caused by a variety of factors, including:

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

     "Penny stocks" are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange; included for quotation in the NASDAQ system; or whose issuer has set tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years. Issuers who have been in operation less than three years must have net tangible assets of at least $5,000,000.

     Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in "penny stocks," to first provide to their customers a series of disclosures and documents including:

o a standard risk disclosure document identifying the risks inherent in investment in "penny stocks;
o all compensation received by the broker-dealer in connection with the transaction;
o    current quotation prices and other relevant market data; and,
o monthly account statements reflection the fair market value of the securities.

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

     One of our current stockholders has significant influence over our management and operations.

     Thomas F. Reiner, our Co-Founder, Chairman, CEO and President beneficially owns approximately 74% of our common stock as of February 28, 2001. Therefore, Mr. Reiner will be able among other things, to elect directors.

     Our quarterly results could fluctuate

     The Company's quarterly operating results could fluctuate due to a number of factors. These factors include the degree to which we encounter competition in our markets, as well as other general economic conditions.


                              RESULTS OF OPERATIONS

Three Months Ended August 31, 2001
as Compared to Three Months Ended August 31, 2000

     Net sales for the Three Months Ended August 31, 2001 ("Second Quarter Fiscal 2002") were $1,013,000, an increase of $137,000 or 16% from net sales of $876,000 for the three months ended August 31, 2000 ("Second Quarter Fiscal 2001"). The increase in net sales during the Second Quarter Fiscal 2002 as compared to the Second Quarter Fiscal 2001 is primarily due to the completion of a large OEM private label contract.

     Gross profit for the Three Months Ended August 31, 2001 ("Three Months Fiscal 2002") were $652,000 or 64% of net sales as compared to $410,000 or 47% of net sales for the Three Months Ended August 31, 2000 ("Three Months Fiscal 2001"). The increase in gross profit is primarily due to the improved production costs, general price increases and higher margins generated from some of our international accounts, and also in particular we generated extremely high margin on one of our OEM private label contracts.

     Selling, general and administrative ("SG&A") expenses for the Three Months Fiscal 2002 were $601,000, an increase of $176,000 as compared to $425,000 for the Three Months Fiscal 2001. The increase in SG&A expenses for the Three Months Fiscal 2002 is partially due to legal expenses in connection with our suit against our primary lender, which we settled, and the costs associated with our debt and equity financings.

     Research, development and engineering ("RD&E") expenses for the Three Months Fiscal 2002 were $82,000, a decrease of $23,000 as compared to $105,000 for the Three Months Fiscal 2001. The decrease of $23,000 is due to reduction of engineering expenses relating to completion of various OEM projects.

     Depreciation and Amortization ("D&A) expenses for the Three Months Fiscal 2002 were $135,000, a decrease of $89,000 from D&A expenses of $224,000 for the Three Months Fiscal 2001.

     Total Other Expenses for the Three Months Fiscal 2002 were $120,000, an increase of $35,000 from Total Other Expenses of $85,000 for the Three Months Fiscal 2001. The increase in Total Other Expenses is primarily due to higher level of debt during the period.

     As a result of the foregoing, the next loss for the Three Months Fiscal 2002 was $286,000 a decrease of $143,000 as compared to $429,000 for the Three Months Fiscal 2001. The decrease in net loss for the Three Months Fiscal 2002 as compared to the Three Months Fiscal 2001, is primarily due to the expenses as discussed above.

Six Months Ended August 31, 2001
as Compared to Six Months Ended August 31, 2000

     Net sales for the Six Months Ended August 31, 2001 ("Six Months Fiscal 2002") were $1,680,000, a decrease of $101,000, or 6% from net sales of $1,781,000 for the Six Months Ended August 31, 2000 ("Six Months Fiscal 2001"). The decrease in net sales during the Six Months Fiscal 2002 as compared to the Six Months Fiscal 2001 can be primarily attributed to the (i) insufficient working capital as our bank arbitrarily stopped advancing under our credit facility as it alleged that we were in default under our Amended Security and Loan Agreement and (ii) since we rely heavily on outside suppliers for our components of our products and due to our slow payments to suppliers, as a result of the bank's actions, we experienced significant delays from some of our key suppliers and therefore, we were unable to process some of the open orders for production and shipments to our customers. We have been aggressively seeking out and qualifying new suppliers in order to improve delivery of our components.

     Gross profit were $1,060,000, or 63% of net sales for the Six Months Fiscal 2002 as compared to $829,000 or 47% of net sales for the Six Months Fiscal 2001. The increase in gross profit is primarily due to the improved production costs, general price increases and higher margins generated from some of our international accounts, and also in particular we generated extremely high margin on one of our large OEM private label contracts.

     Selling, general and administrative ("SG&A") expenses for the Six Months Fiscal 2002 were $1,068,000, an increase of $221,000, as compared to $847,000 for the Six Months Fiscal 2001. The increase in SG&A expenses for the Six Months Fiscal 2002 as compared to the Six Months Fiscal 2001 is primarily attributed to the additional legal expenses incurred in connection with our suit against the bank, financing costs relating to our debt and equity financing transactions. attendance at various medical trade shows in order to promote our products, and sales and marketing expenses in order to possibly generate new OEM accounts.

     Research, development and engineering ("R&D") expenses for the Six Months Fiscal 2002 were $183,000, a decrease of $41,000, as compared to $224,000 for the Six Months Fiscal 2001. R&D expenses decreased for the Six Months Ended Fiscal 2002 primarily due to reduction of engineering expenses relating to completion of various OEM projects.

     Depreciation and Amortization ("D&A") expenses for the Six Months Fiscal 2002 were $253,000, a decrease of $27,000 from D&A expenses of $280,000 for the Six Months Fiscal 2001.

     Total Other Expenses for the Six Months Fiscal 2002 were $214,000, an increase of $49,000, as compared to $165,000 for the Six Months Fiscal 2001. The increase in Total Other Expenses is primarily due to higher banking expenses with our primary lender as a result of the alleged default notice from our bank, and a higher level of debt during the period.

     As a result of the foregoing, the net loss for the Six Months Fiscal 2002 was $658,000, a decrease of $29,000, as compared to $687,000 for the Six Months Fiscal 2001. The decrease in the net loss for the Six Months Fiscal 2002, as compared to Six Months Fiscal 2001, is primarily due to the expenses as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees from Mr. Reiner, for which he has been compensated by us. In addition, from time to time, Mr. Reiner has provided us with the working capital in order to continue to operate our business. In recent years, we have experienced losses from operations and suffer from a deficiency in available working capital amounting to $1,031,000 at August 31, 2001. In addition, we are subject to a pending litigation relating to a product liability claim. Revenues from existing product lines have historically not been sufficient to generate adequate working capital. On October 10, 2001, we divested approximately two-thirds of our revenues with the sale of our Olsen electrosurgical business in order to pay-off at a negotiated discount our senior bank debt and to settle our dispute with our senior lender. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings.

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

     Our working capital at February 28, 2001 was ($744,000) as compared to $1,633,000 at February 29, 2000, a decrease of $2,377,000 due to reclassification of (i) our long term debt to short term debt as a result of the alleged default on our loan in connection with the suit instituted by our lender against us, and (ii) Reiner Facility term debt which is due December 2001. We had a deficiency in our working capital at August 31, 2001 in the amount of $1,031,000.

     Our current operations continue to be cash flow negative, further straining our working capital resources, even though we eliminated our debts with our primary lender. Our future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing product sales, distribution and market capabilities. In order to continue our current level of operations, it will be necessary for us to obtain additional working capital, from either debt or equity sources. If we are unable to obtain additional working capital, it may be necessary for us to restructure our operations to reduce our ongoing expenditures. Our principal capital requirements have been to fund working capital needs to support officers' salaries, internal growth for acquisition and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management attempts to control inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable expenses in the event any of our major customers encounters financial difficulties. Although management monitors the credit worthiness of its customers, management cannot assume that we will not incur some collection loss on customer accounts receivables or loss in customer base in the future.

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

     On March 6, 2001, we completed an equity and debt financing from a group of investors. The equity financing consisted of the sale of our 484,034 unregistered shares of Common Stock. In addition, we also completed a debt financing in the amount of $150,000 ("Note"). The subordinated secured Note is at 8% interest per annum, and is due and payable on August 20, 2001. At our option, the Note can be extended for an additional six months or December 20, 2001. On August 20, 2001, we extended the Note. On October 11, 2001, we paid the
Note in full. On October 12, 2001, we completed an additional debt financing in the amount of $60,000. The unsecured Note is at 8% interest per annum, and is due and payable on April 12, 2002. At our option, we may also extend the Note for an additional six months, or until October 12, 2002.

     On March 20, 2000, Bank of America Commercial provided us with an amended 24-month Revolving Line of Credit of up to $2,500,000 (the "Loan"). We agreed to pay Bank of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan is advanced to us based on a percentage of eligible assets and is secured by a first position security interest on all of our assets. As of August 31, 2001, the outstanding balance on the Loan was approximately $1,721,000. The Loan was being used to provide working capital for our operations. In connection with the financing, we issued Bank of America Commercial a warrant to purchase up to 10,000 shares of our Common Stock exercisable at $1.90 per share at any time until March 20, 2003. The bank has called the loan (See Item #1 - Legal Proceedings). On October 10, 2001, our subsidiary, Sparta Olsen Electrosurgical, Inc. ("Olsen") completed the sale of substantially all the assets of the electrosurgical business (the "Sale"), including inventory, machinery and equipment and all intangible assets (excluding cash and accounts receivable) for the amount of $1,815,528 in cash to Kentucky Packaging Service LP, DBA Q2 Medical ("Q2 Medical") and at the same time entered into a Transition Agreement whereby Q2 Medical agreed to pay Olsen on a monthly basis, approximately $70,830 to assist in the transfer of the business.

     In connection with the Sale, we paid to Banc of America ("BofA") all amounts required pursuant to a Settlement Agreement ("Parties"). BofA released all security interests in all of our assets, and also released the personal guarantee of Thomas F. Reiner, our Chairman, CEO and President . The Settlement Agreement also contained customary releases and forever discharges each other from any and all claims and demands of every kind and nature. The Parties dismissed their suits initiated against each other.

     On May 23, 1997, we entered into a $200,000 Working Capital Credit Facility and subsequently increased it to $400,000 ("Reiner Facility") with Thomas F. Reiner and his Assignee. On August 2, 2001, we amended the Reiner Facility. Under the terms of the amended Reiner Facility, the Reiner Facility was increased up to a maximum of $700,000, and we are able to draw on the credit facility only upon the sole option and approval of Mr. Reiner. The Reiner Facility is secured by a first position security interest in all of our assets. Reiner Facility has an interest at 14% per annum, and is payable monthly in arrears. However, due to our limited working capital, we have been unable to pay some of the accrued interest due under the Reiner Facility. As of October 22, 2001, the Reiner Facility was over advanced by approximately $76,000. The borrowings under the Reiner Facility is used for working capital, including payroll, inventory, purchases and rent payments. The Reiner Facility expires on December 21, 2001, and it is due and payable on demand upon the earlier of (i)
December 21, 2001, or (ii) upon demand by Mr. Reiner and his Assignee with a five day notice to the Company, or (iii) if an order is entered for relief against our Company or declaring our Company insolvent, or if the Company voluntarily files for bankruptcy. The Reiner Facility is convertible at any time at the option of Reiner and his Assignee into shares of Common Stock at $0.16 per share subject to adjustments as defined under the Amended Reiner Facility dated August 2, 2001. At October 22, 2001, the Reiner Facility loan balance was approximately $776,000.

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

     Under the Term Sheet, the closing of this transaction is conditioned  upon:
(i) our completing not less than $1,350,000 under the current private placement memorandum, (ii) our entering into a Settlement Agreement with Bank of America acceptable to D.H. Blair, (iii) our becoming a reporting company as defined under the Securities Act of 1933 and being current in our filings with the SEC,
(iv) other conditions relating to restriction of issuing additional options, except for acquisition, merger and (v) our executing letters of intent to acquire certain businesses on terms acceptable to D.H. Blair. As of August 31, 2001, we did not complete any of the financing under the Term Sheet with D.H. Blair.

     Pursuant to the June 17, 2001 Private Placement Memorandum, East Garden Realty, LLC ("East Garden") subscribed to purchase 1,666,667 shares of Common Stock for $250,000. Subject to the completion of the payment schedule of the shares purchased by East Garden, (i) the Subscription Agreement provides that in the event our shares of Common Stock are not trading at $0.35 per share in 12 months from the date of subscription, than we agree to provide to East Garden the difference from $0.15 per share to $0.35 per share, at our sole discretion, additional shares or cash will be provided to the subscriber, (ii) for providing advisory services and other conditions, we also agreed to sell up to 125,000 shares of common stock at $0.02 per share to East Garden, (iii) we also agreed to use best efforts to file a registration statement covering the purchased shares, providing it is no later than 90 days after receipt of full payment for the shares purchased. Providing only if the full payment of $250,000 is made by East Garden and if the registration statement has not been filed by such 90th day, then we will be required to issue on the 91st day, and every 30th day thereafter through the 271st day, an additional 83,334 shares of the registration statement has not been filed by such date (Penalty Shares). The total number of Penalty Shares in the registration statement will be no greater than 500,000 shares. All additional shares, including Penalty Shares will only be issued by us if East Garden has paid in full $250,000 for the purchase of 1,666,667 shares of Common Stock. As of August 31, 2001, East Garden has paid $100,000 under the Subscription Agreement. The Penalty Shares, if any, will be included in the registration statement filing. Mr. Reiner, Chairman of the Board, executed an Irrevocable Voting Trust Agreement with East Garden and as such he is the Trustee over all such shares issued with full voting authority.

     Pursuant to the June 17, 2001, Private Placement Memorandum, a private investor subscribed to purchase 400,000 shares of Common Stock for $60,000. The Subscription Agreement provides that in the event our shares of Common Stock are not trading at $0.35 per share in 12 months from the date of subscription, than we agree to provide the difference from $0.15 per share to $0.35 per share, if any, at our sole discretion, additional shares or cash will be provided to the subscriber.

     On May 31, 2001 we entered into a non-binding letter of intent for the sale of certain assets of the electrosurgical business for approximately $1,811,000 in cash and subsequently we executed an Asset Purchase Agreement subject to certain conditions. The assets to be sold include substantially all the assets of the electrosurgical business (excluding cash and accounts receivable), including inventory, machinery and equipment and all intangible assets of the electrosurgical business. On October 10, 2001, all of the conditions of the Asset Purchase Agreement were met by and between Kentucky Packaging Service LP, DBA Q2 Medical ("Q2 Medical") and our subsidiary Sparta Olsen Electrosurgical, Inc. ("Olsen)". Under the terms of the Asset Purchase Agreement, Olsen made certain customary representation and warranties and we also guaranteed these obligations, and further we agreed to indemnify, defend and hold Q2 Medical and its shareholders, directors and officers, harmless, from any and all judgments as the result of or arising from any material breaches, misstatement, inaccuracy, error or omission of any of the representation and warranties made by Olsen contained in the Asset Purchase Agreement which either singly or in aggregate exceed $25,000 in amount as the result of or arising from any suits, claims, damages of any kind or nature, known or unknown which are asserted against Q2 Medical, including the failure of Olsen to assume, pay, perform or discharge any or all of the excluded liabilities, and or employee obligations and to comply with bulk transfers in connection with the transfer of the Olsen assets to Q2 Medical.

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings
         -----------------

     On June 7, 2001, we were served with a complaint from Bank of America ("B/A") in a civil action filed in the Superior Court of California, County of Contra Costa (No. C01-01920), alleging that we were in breach of our Loan Agreement dated March 20, 2000. Under the suit, B/A was seeking repayment of all amounts owing, approximately $1.7 million under the $2.5 million Revolving Credit Facility which is due March 20, 2001. On June 14, 2001, we filed a $31.2 suit against B/A in the Superior Court of California, County of Contra Costa (No. C01-02203). On October 6, 2001, we entered into a Settlement Agreement, and October 10, 2001, we paid to B/A all amounts and both parties dismissed its suits against each other in its entirety.

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

                  None


Item 5.  Other Information
         -----------------

                  None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     A.   Reports on Forms 8-K

          We filed a Form 8-K dated June 13, 2001 in connection with the civil action filed by Bank of America alleging our breach of our loan agreement and seeking repayment of all amounts owed by us under the credit facility. In addition, we filed a $31.2 million suit against Bank of America in connection with alleged damages arising from a breach of contract and other inappropriate conduct by B/A.

          We filed a Form 8-K dated October 11, 2001 and October 16, 2001 in connection with the sale of our electrosurgical business and entered into a Settlement Agreement with B/A and repaid all amounts owed to B/A.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Sparta Surgical Corporation

         /s/ Thomas F. Reiner
         -------------------------------
         Thomas F. Reiner
         Chairman of the Board
         President & CEO


         /s/ Joseph A. Salim
         -------------------------------
         Joseph A. Salim
         Director of Finance
         (Principal Accounting Officer)

         October 31, 2001