Form 10QSB
period 2001-11-30
SPARTA SURGICAL CORP
filed 2002-01-18
CIK 819981

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB
(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2001

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

                              849 E. Stanley Blvd.
                               Livermore, CA 94550
                    (Address of principal executive offices)

                                 (925) 373-0374
                           (Issuer's telephone number)

                                  Olsen Centre
                   2100 Meridian Park Blvd., Concord, CA 94520
                 (Former address of principal executive offices)


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

     As of November 30, 2001, 11,984,921 shares of Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, 27,818 shares of Series A Convertible Redeemable Preferred Stock.

================================================================================

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB


                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------
Part I.   Financial Information

          Item 1.     Financial Statements

                      Consolidated Balance                               3
                      Sheet as of November 30, 2001

                      Consolidated Statements                            4
                      of Operations for the three months and nine months ended November 30, 2001 and 2000

                      Consolidated Statements                            5
                      of Cash Flows for the nine months
                      ended November 30, 2001 and 2000

                      Notes to Consolidated Financial Statements         6

          Item 2.     Management's Discussion and                     7 - 18
                      Analysis of Financial Condition
                      and Results of Operations

Part II.  Other Information and Signatures                           19 - 20



                                   SPARTA SURGICAL CORPORATION
                                    CONSOLIDATED BALANCE SHEET
                                        November 30, 2001
                                           (Unaudited)


                                              ASSETS
Current Assets:
  Cash                                                                              $       --
  Accounts receivable, net of allowance for doubtful accounts of $42,000                 125,000
  Inventories                                                                          1,893,000
  Other                                                                                   44,000
                                                                                    ------------

Total Current Assets                                                                   2,062,000
                                                                                    ------------

Property and equipment, at cost-net                                                      115,000
                                                                                    ------------

Other Assets:
 Intangible assets, net                                                                   58,000
 Other                                                                                     6,000
                                                                                    ------------

Total Other Assets                                                                        64,000
                                                                                    ------------

Total Assets                                                                        $  2,241,000
                                                                                    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt                                                  $    618,000
 Notes payable                                                                            60,000
 Accounts payable - trade                                                                887,000
 Accrued expenses                                                                        144,000
                                                                                    ------------

Total Current Liabilities                                                              1,709,000
                                                                                    ------------

Long-term debt, net of current portion above                                              50,000
                                                                                    ------------

Stockholder's Equity:
 Preferred stock: $ 4.00 par value, 2,000,000 shares authorized;
  1992 non-cumulative convertible redeemable preferred stock: 165,000 shares
  authorized, 82,533 shares issued and outstanding                                       330,000
  Series A cumulative convertible redeemable preferred stock: 30,000 shares
  authorized, 27,818 shares issued and outstanding                                       111,000
  Series AA cumulative convertible redeemable preferred stock: 875,000 shares
  authorized, none issued and outstanding                                                   --
 Common stock: $0.002 par value, 25,000,000 shares authorized, 11,984,921
 shares issued and outstanding                                                            15,000
 Additional paid in capital                                                           14,527,000
 Accumulated deficit                                                                 (14,501,000)
                                                                                    ------------

Total Stockholders' Equity                                                               482,000
                                                                                    ------------

Total Liabilities and Stockholders' Equity                                          $  2,241,000
                                                                                    ============

See accompanying notes to consolidated financial statements.


                                                SPARTA SURGICAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                                      Three Months Ended             Nine Months Ended
                                                                         November 30,                   November 30,
                                                                   ------------------------      ------------------------

                                                                     2001           2000            2001          2000
                                                                   ---------      ---------      ---------     ----------
Net sales                                                        $   501,000    $   903,000    $ 2,181,000    $ 2,684,000
Cost of sales                                                        204,000        320,000        824,000      1,150,000
                                                                   ---------      ---------      ---------     ----------

Gross Profit                                                         297,000        583,000      1,357,000      1,534,000


Selling, general and administrative expenses                         291,000        585,000      1,359,000      1,557,000
Research, development and engineering                                 14,000        103,000        197,000        325,000
Depreciation and amortization expenses                                57,000        100,000        310,000        380,000
                                                                   ---------      ---------      ---------     ----------


Income (Loss) From Operations                                        (65,000)      (205,000)      (509,000)      (728,000)
                                                                   ---------      ---------      ---------     ----------

Other Income (Expense):
Gain on sale of assets                                                85,000           --           85,000           --
Forgiveness of debt                                                  132,000           --          132,000           --
Interest expense                                                     (46,000)       (91,000)      (260,000)      (256,000)
                                                                   ---------      ---------      ---------     ----------

Total Other Income (Expense)                                         171,000        (91,000)       (43,000)      (256,000)
                                                                   ---------      ---------      ---------     ----------

Net Income (Loss)                                                    106,000       (296,000)      (552,000)      (984,000)

Preferred stock dividends                                             (4,000)        (4,000)       (25,000)       (25,000)
                                                                   ---------      ---------      ---------     ----------

Net Income (Loss) Applicable to Common Stockholders              $   102,000    $  (300,000)   $  (577,000)   $(1,009,000)
                                                                   =========      =========      =========     ==========

Weighted  average  shares used to calculate  basic and diluted
net income (loss) per common share                                 9,964,626      6,978,146      8,608,788      6,607,028
                                                                   =========      =========      =========     ==========

Basic and diluted net income (loss) per common share             $      0.01    $     (0.04)   $     (0.07)   $     (0.15)
                                                                   =========      =========      =========     ==========




 See accompanying notes to consolidated financial statements.


                                      SPARTA SURGICAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                                Nine Months Ended
                                                                                    November 30,
                                                                            --------------------------
                                                                                2001          2000
                                                                            -----------    -----------
Cash Flows From Operating Activities:
 Net loss                                                                   $  (552,000)   $  (984,000)
 Adjustment to reconcile net loss to net cash (used) by
 operating activities:
   Depreciation and amortization                                                310,000        380,000
   Forgiveness of debt                                                         (132,000)          --
   Gain on sale of assets                                                       (85,000)          --
   Changes in operating assets and liabilities:
     Accounts receivable                                                        294,000       (125,000)
     Inventories                                                                  3,000         98,000
     Other assets                                                               (39,000)       258,000
     Account payable and accrued expenses                                        64,000       (336,000)
                                                                            -----------    -----------

Net Cash (Used) By Operating Activities                                        (137,000)      (709,000)
                                                                            -----------    -----------

Cash Flows From Investing Activities:
 Proceeds from sale of Sparta Olsen assets                                    1,825,000           --
 Payment for costs of sale of Sparta Olsen                                     (163,000)          --
 Capital expenditures                                                            (9,000)       (17,000)
 Increase in intangible assets                                                     --         (156,000)
                                                                            -----------    -----------

Net Cash Provided (Used) By Investing Activities                              1,653,000       (173,000)
                                                                            -----------    -----------

Cash Flows From Financing Activities:
 Proceeds from sale of common stock                                             170,000        381,000
 Repurchase common stock                                                        (10,000)          --
 Borrowing (repayment) on lines of credit, net                               (1,481,000)     3,193,000
 Principal payments on long-term debt                                          (195,000)    (2,753,000)
                                                                            -----------    -----------

Net Cash Provided By Financing Activities                                    (1,516,000)       821,000
                                                                            -----------    -----------

Net Change In Cash and Cash Equivalents                                            --          (61,000)

Cash and Cash Equivalents at Beginning of Period                                   --           61,000
                                                                            -----------    -----------

Cash and Cash Equivalents at End of Period                                  $      --      $      --
                                                                            ===========    ============

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
 Cash paid during the period for:
   Interest                                                                 $   230,000    $   195,800
   Income taxes                                                                    --             --

Supplemental Disclosure Non-Cash Investing and Financing Activities:
-------------------------------------------------------------------
 Dividends paid on Series A convertible redeemable preferred stock               45,000         63,000
 Conversion of debt into common stock                                              --          200,000
 Contributed capital for forgiveness of salary and interest by an officer       171,000           --




                           SPARTA SURGICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements as of November 30, 2001 and for the three and nine months ended November 30, 2001 and 2000 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended February 28, 2001, previously filed with the Securities and Exchange Commission.

2. Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the if-converted method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Contingently issuable shares are included in diluted earnings per share when the related conditions are satisfied. Potentially dilutive securities, excluded because of their anti-dilutive effect, are 4,551,538 options and warrants, and 4,487,540 options and warrants at November 30, 2001 and 2000, respectively. The following table sets forth the computation of basic and diluted net income
     (loss) per common share:



                                                       Three Months Ended       Nine Months Ended
                                                          November 30,             November 30,
                                                   -----------------------  ------------------------
                                                       2001        2000          2001        2000
Numerator:
  Net income (loss)                                $  102,000  $  (300,000) $  (577,000) $(1,009,000
  applicable to common shareholders                ==========  ===========  ===========  ===========

Denominator:
  Weighted average common shares
  outstanding during the period                    11,867,612    8,881,132   10,511,774    8,510,914

Less shares in escrow                               1,902,986    1,902,986    1,902,986    1,902,986
                                                    ---------    ---------    ---------    ---------

Shares used in computing basic income
  (loss) per common share                           9,964,626    6,978,146    8,608,788    6,607,928

Dilutive effect of conversion of preferred stock         --           --           --           --
Dilutive effect of options and warrants                  --           --           --           --
Dilutive effect of convertible debt                      --           --           --           --
                                                    ---------    ---------    ---------    ---------
Shares used in computing diluted income
  (loss) per common share                           9,964,626    6,978,146    8,608,788    6,607,928
                                                   ==========  ===========  ===========  ===========




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

     We are engaged in the research, development, manufacturing and marketing of microsurgical hand instruments and accessories, critical care hospital disposables and electromedical equipment and supplies worldwide. Our results of operations vary significantly from year to year and from quarter to quarter, and in the past have depended on, among other factors, developing new products, demand for our products and significantly depend on availability of materials from our suppliers and dependence on our customers including hospital, physicians, medical distributors and OEM accounts. We have incurred net losses in prior years and can't assure future profitability. At February 28, 2001 our accumulated deficit was approximately $13,928,000. At November 30, 2001 our accumulated deficit was approximately $14,501,000.

     There can be no assurance that we (i) can predict the market acceptance of our products, (ii) will not face intense competition and if we are unable to compete effectively, we may be unable to maintain or expand the base of purchasers for our devices and we may lose market share or be required to reduce prices, (iii) will be able to obtain patent protection for our products and preserve our trade secrets and safeguard the security and privacy of our confidential technology, (iv) will continue our operations, as we may need additional financing and such financing may not be available as we are highly leveraged and may be unable to service our debt, (v) will be successful because we are subject to stringent and continuing applicable federal regulations that there could be changes in the political, economical, or regulatory healthcare and may be subject to product liability claims, (vi) will be able to retain or hire key personnel, and (vii) will not lose a key manufacturer, distributor or a customer which could result in a significant reduction in the revenue we generate, (viii) can anticipate unexpected events and if any of these events of a significant magnitude were to occur, the extent of our losses could exceed the amount of insurance we carry to compensate us for any losses. In addition, we sold substantially all of the assets of our wholly owned subsidiary, Sparta Olsen Electrosurgical Inc. ("Sparta Olsen"), in October 2001 and we will continue to incur significant operating losses. Sparta Olsen also has substantial obligations under its long-term lease facility agreement which expires on July 2004 and other related unsecured debts, including accounts payable and bank debt which are past due and therefore it will not be able to service its debts and/or pay its past due obligations including all outstanding taxes. On November 21, 2001, as a result of the sale of the assets of Sparta Olsen and its business, the operation ceased and all of Sparta Olsen employees were terminated. In addition, on December 21, 2001, Allan Korn, Secretary and Director resigned from his position and is no longer acting in any capacity as an officer, director and/or agent for Sparta Olsen.

     We may make additional acquisitions of companies, divisions of companies or products in the future. Acquisitions entail numerous risks, including difficulties or an inability to successfully assimilate acquired operations and products, diversion of management's attention and loss of key employees of acquired businesses, all of which we have encountered with previous acquisitions. Future acquisitions by us may require dilutive issuances of equity securities and the incurrence of additional debt, and the creation of goodwill or other intangible assets that could result in amortization expense or future impairment expense. These factors described herein could have an adverse material effect on our business, operating results and financial condition.

     In recent years we have experienced losses from operations and continue to suffer from a deficiency in available working capital. We had a working capital of $353,000 as of November 30, 2001. Management intends to continue the steps it has taken to improve operations and aggressively pursue capital for its acquisition program through debt and equity securities offerings, however, there can be no assurance that it will be successful. We may need to raise additional funds in order to continue our business plan, to fund more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional funding may be unavailable on terms satisfactory to us, or at all. If we raise additional funds by issuing equity securities, we may experience significant dilution and such securities may have rights senior to those of the holders of common stock.

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

     The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

     We have incurred significant operating losses and may not be profitable in the future.

     We have reported net losses of $2,308,000 and $1,744,000 for the fiscal years ended February 29, 2000 and February 28, 2001, respectively and $552,000 for the nine months ended November 30, 2001. We cannot assure that we will report profits in the future.

     Our operations continue to be cash flow negative, and we have limited working capital as of November 30, 2001.

     Our current operations continue to be cash flow negative, further straining our working capital position. In order to continue our current level of operations, it will be necessary for us to obtain additional working capital, from either debt or equity sources. Our future capital requirements will depend on numerous factors, including the acquisition of new product lines and/or other business operations and the continued development of existing products, as well as our distribution and marketing efforts. Our principal working capital needs are to fund inventory purchases and accounts receivable and to pay our debts in a timely manner. There can be no assurance we will be able to obtain this financing or any other financing in the future on terms satisfactory to us. These factors or others could have a material adverse affect on our business, operating results and financial condition.

     We face intense competition which could reduce our product prices and may result in a decline in our revenues.

     The medical product industry is intensely competitive. We compete in all aspects of our business with numerous medical products manufacturers and distributors, many of whom have substantially greater market share and financial and other resources than we do. We believe that the principal factors in our market are selection, price, customer service, continuing product quality, reliability and speed of order fulfillment. We compete with companies such as Johnson & Johnson and Storz Instruments division of Bausch & Lomb. In addition, our competitors are often able to offer lower prices to customers. Competition from these competitors could limit our market penetration and market share. These factors may have an adverse impact on our business.

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

     We are dependant on our management and key personnel to succeed.

     Our ability to manufacture and market our medical products depends upon our ability to attract, hire and retain qualified personnel. We depend on the extensive experience in sales of medical products on our principal executive officers and key personnel. Competition for this personnel is intense, and there can be no assurance that we will be able to attract and retain such personnel, which could impede the achievement of our business objectives and have a material adverse effect on our business. We are also dependent upon the services of Thomas F. Reiner, our Chairman, Chief Executive Officer and President. The loss of Mr. Reiner's services would also have a material adverse effect on our business.

     We are faced with significant reduction of revenues and continued ongoing significant operating expenses as a result of the sale of the assets and the electrosurgical business by our wholly-owned subsidiary, Sparta Olsen.

     Due to the sale of the assets of Sparta Olsen, our consolidated annual revenues will decline significantly during fiscal year ended 2002. However, with the sale of the assets and elimination of all of the Sparta Olsen revenues, Sparta Olsen will continue to have significant ongoing operating expenses and obligations, including certain equipment and facilities leases under long-term leasing agreements and other certain unsecured debts and related general and administrative expenses. On December 17, 2001 a demand notice for payment of a loan was made by Wells Fargo Bank to Sparta Olsen and Mr. Reiner as guarantors of our unsecured Note in the approximate amount of $45,000.

     Shares of our Common Stock which are eligible for future sale by our stockholders may decrease the price of our common stock.

     As of November 30, 2001, we had 11,984,921 shares of our common stock outstanding. If holders of our securities sell substantial amounts of our common stock, the market price of our common stock could decrease. We have a significant number of stock options, warrants and convertible securities outstanding, which could significantly depress our common stock price if they were exercised and sold.

     As of November 30, 2001, we have outstanding options and warrants to purchase approximately 4,551,538 shares of our common stock and other securities convertible into shares of common stock. The holders of these securities may exercise or convert them at any time at exercise or conversion price ranging from $0.15 per share to $13.50 per share. Although restrictions under federal securities laws limit the ability of the shares of our common stock issuable upon exercise or conversion of these securities to be resold in the public market upon issuance, these restrictions may not apply or may only apply for a period of one year from the date on which these securities are exercised or converted. The sale of shares underlying these stock options, warrants and convertible securities could significantly depress the common stock market price.

     There is no significant trading market for our common stock.

     Our common stock was not eligible for trading on any national or regional exchange as we were delisted from the OTC Bulletin Board ("OTC BB") on July 21, 2001. Our common stock had no trading activity on the non NASDAQ Other OTC (Pink Sheet unqualified) pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. On December 10, 2001 Wien Securities, on our behalf, applied to NASDAQ for re-listing of our Common Stock on the NASDAQ: OTC BB. On January 3, 2002, NASDAQ approved the application and we are now re-listed and trading on the NASDAQ: OTC BB. However, there can be no assurance that we will continue to be listed on the OTC BB. This market tends to be highly illiquid, in part because there is not a national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There is a greater chance of market volatility for securities that trade on the Pink Sheets or OTC BB as opposed to a national exchange or quotation systems. This volatility may be caused by a variety of factors, including:

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

     Thomas F. Reiner, our Co-Founder, Chairman, CEO and President beneficially owns approximately 74% of our common stock as of November 30, 2001. Therefore, Mr. Reiner will be able among other things, to elect directors.

     Our quarterly results could fluctuate and may negatively affect our stock price.

     The Company's quarterly operating results could fluctuate due to a number of factors. These factors include the degree to which we encounter competition in our markets, as well as other general economic conditions. We may experience variability in our net sales and operating profit on a quarterly basis as a result of many factors, including, among other things, the buying habits of our customers, size and timing of orders by certain customers, technological changes and industry announcements of new products. If revenues do not meet expectations in any given quarter and year, our stock price may be materially adversely affected.

                              RESULTS OF OPERATIONS

Three Months Ended November 30, 2001
as Compared to Three Months Ended November 30, 2000

     Net sales for the Three Months Ended November 30, 2001 ("Third Quarter Fiscal 2002") were $501,000, a decrease of $402,000 from net sales of $903,000 for the Three Months Ended November 30, 2000 ("Third Quarter Fiscal 2001"). The decrease in net sales during the Third Quarter Fiscal 2002 as compared to the Third Quarter Fiscal 2001 is primarily due to the sale of the assets of our wholly-owned subsidiary Sparta Olsen and its electrosurgical business in October 2001.

     Gross profit for the Three Months Ended November 30, 2001 ("Third Quarter Fiscal 2002") was $297,000 or 59% of net sales as compared to $583,000 or 65% of net sales for the Three Months Ended November 30, 2000 ("Third Quarter Fiscal 2001"). The decrease in gross profit is primarily due to the sale of the assets of our wholly-owned Sparta Olsen and its electrosurgical business which generated a higher gross profit than other product lines.

     Selling, general and administrative ("SG&A") expenses for the Third Quarter Fiscal 2002 were $291,000, a decrease of $294,000 as compared to $585,000 for the Third Quarter Fiscal 2001. The decrease in SG&A expenses for the Third
Quarter Fiscal 2002 is primarily due to the sale of the assets and electrosurgical business of Sparta Olsen.

     Research, development and engineering ("RD&E") expenses for the Third Quarter Fiscal 2002 were $14,000, a decrease of $89,000 as compared to $103,000 for the Third Quarter Fiscal 2001.

     Depreciation and Amortization ("D&A) expenses for the Third Quarter Fiscal 2002 were $57,000, a decrease of $43,000 from D&A expenses of $100,000 for the Third Quarter Fiscal 2001 due to the reduction of D&A expenses resulting from the sale of the Sparta Olsen assets and its electrosurgical business.

     Total Other Income for the Third Quarter Fiscal 2002 was $171,000, an increase of $262,000 from Total Other Expenses of $91,000 for the Third Quarter Fiscal 2001. The decrease in Total Other Expenses is primarily due to the payoff of the credit facility with BofA in October 2001 and the gain on sale of the assets and electrosurgical business of Sparta Olsen.

     As a result of the foregoing, the net income for the Third Quarter Fiscal 2002 was $106,000 an increase of $402,000 as compared to net loss of $296,000 for the Third Quarter Fiscal 2001. The increase in net income for the Third Quarter Fiscal 2002 as compared to the Third Quarter Fiscal 2001, is primarily due to the reduction in operating and other expenses as discussed above and the gain on sale of the assets of Sparta Olsen and forgiveness of debt recognized upon the payoff of the credit facility with BofA.

Nine Months Ended November 30, 2001
as Compared to Nine Months Ended November 30, 2000

     Net sales for the Nine Months Ended November 30, 2001 ("Nine Months Fiscal 2002") were $2,181,000, a decrease of $503,000 from net sales of $2,684,000 for the Nine Months Ended November 30, 2000 ("Nine Months Fiscal 2001"). The decrease in net sales during the Nine Months Fiscal 2002 as compared to the Nine Months Fiscal 2001 can be primarily attributed to the sale of substantially all of the assets and electrosurgical business of Sparta Olsen.

     Gross profit was $1,357,000, or 62% of net sales for the Nine Months Fiscal 2002 as compared to $1,534,000 or 57% of net sales for the Nine Months Fiscal 2001. The increase in gross profit is primarily due to the increased margin from the electrosurgical business product line.

     Selling, general and administrative ("SG&A") expenses for the Nine Months Fiscal 2002 were $1,359,000, a decrease of $198,000, as compared to $1,557,000 for the Nine Months Fiscal 2001. The decrease in SG&A expenses for the Nine Months Fiscal 2002 as compared to the Nine Months Fiscal 2001 is primarily attributed to the sale of substantially all of the assets and electrosurgical business of Sparta Olsen.

     Research, development and engineering ("R&D") expenses for the Nine Months Fiscal 2002 were $197,000, a decrease of $128,000, as compared to $325,000 for the Nine Months Fiscal 2001.

     Depreciation and Amortization ("D&A") expenses for the Nine Months Fiscal 2002 were $310,000, a decrease of $70,000 from D&A expenses of $380,000 for the Nine Months Fiscal 2001 is due to the reduction of D&A expenses resulting from the sale of Sparta Olsen assets and its electrosurgical business.

     Total Other Expenses for the Nine Months Fiscal 2002 were $43,000, a decrease of $213,000, as compared to $256,000 for the Nine Months Fiscal 2001. The decrease in Total Other Expenses is primarily due to the payoff of the credit facility with BofA in October 2001 and the gain on sale of the assets and electrosurgical business of Sparta Olsen.

     As a result of the foregoing, the net loss for the Nine Months Fiscal 2002 was $552,000, a decrease of $432,000, as compared to a loss of $984,000 for the Nine Months Fiscal 2001. The decrease in the net loss for the Nine Months Fiscal 2002, as compared to Nine Months Fiscal 2001, is primarily as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees from Mr. Reiner, for which he has been compensated by us. In addition, from time to time, the Reiner Facility has provided us with a working capital credit facility up to a maximum amount of $800,000 in order to continue to operate our business. In recent years, we have experienced losses from operations and suffer from a deficiency in available working capital. In addition, we are subject to pending litigation relating to an alleged product liability claim and complaint for alleged breach of contract. Revenues from existing product lines have historically not been sufficient to generate adequate working capital. On October 9, 2001, Sparta Olsen sold substantially all of its assets and electrosurgical business in order to pay-off our senior bank debt and other obligations in order to settle our disputes with our senior lender. Thomas F. Reiner, our Chairman, President and CEO at his sole discretion agreed to reimburse us for approximately $141,000 of salary previously paid to him, and such amount was offset against amounts owed by us under the Reiner Facility. Therefore, Mr. Reiner has not been paid a salary since July 1, 2001. Mr. Reiner also returned approximately $30,000 consisting of interest paid to him. The forgiveness of these amounts is reflected as a contribution to capital in the financial statements as of November 30, 2001. Mr. Reiner also agreed to reduce his annual salary to $60,000 per annum and to defer future salary payments until further notice. Mr.Reiner further agreed to cancel approximately 1,073,385 stock options granted to him in order to reduce possible dilution of shares.

     Management has retained the services of a financial advisor to pursue capital through private equity and debt offerings. Management also intends to continue to pursue viable acquisition candidates. There can be no assurance that we will be able to complete planned debt or equity offerings or targeted acquisitions. We will need to generate cash flows from operations and/or raise additional funds in order to maintain our operations at current levels. The failure to finalize additional financing and other factors, could have a material adverse effect on our business, operating results and financial condition.

     Since inception, our primary sources of working capital have been from operations, bank and private party loans and proceeds from the sale of securities. At February 28, 2001, we had federal net operating loss carry forwards of approximately $11,200,000 which will expire from 2007 to 2021. We also had $2,300,000 of state net operating loss carry forwards for tax reporting purposes which will expire from 2002 to 2006. Our net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019.

     Our working capital at February 28, 2001 was ($744,000) as compared to $1,633,000 at February 29, 2000, a decrease of $2,377,000 due to reclassification of (i) our long term bank debt to short term debt and (ii) Reiner Facility term debt which is due February 27, 2002. We had working capital at November 30, 2001 in the amount of $353,000.

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

     Our principal working capital needs are for inventory, accounts receivable and payment of accounts payable. Management attempts to control inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable expenses in the event any of our major customers encounters financial difficulties. Although management monitors the credit worthiness of its customers, management cannot assume that we will not incur some collection loss on customer accounts receivables or loss in customer base in the future.

     On March 6, 2001, we completed an equity and debt financing from a group of investors. The equity financing consisted of the sale of our 484,034 unregistered shares of Common Stock. In addition, we also completed a debt financing in the amount of $150,000 ("Note"). The subordinated secured Note is at 8% interest per annum, and is due and payable on August 20, 2001. On August 20, 2001, we extended the Note and on October 11, 2001, we paid the Note in full. On October 12, 2001, we completed an additional debt financing in the amount of $60,000. The subordinated secured Note is at 8% interest per annum, and is due and payable on April 12, 2002. At our option, we may also extend the Note for an additional six months.

     On March 20, 2000, Bank of America Commercial provided us with an amended 24-month Revolving Line of Credit of up to $2,500,000 ("Loan"). We agreed to pay Bank of America Commercial interest on the average outstanding principal amount of the Loan at a per annum rate of prime plus 3%. The Loan was being used to provide working capital for our operations. The Loan was advanced to us based on a percentage of eligible assets and was secured by a first position security interest on all of our assets. As of October 9, 2001, the outstanding Loan balance was approximately $1,721,000 and we paid all amounts owed to Bank of America pursuant to the Settlement Agreement. The Loan was being used to provide working capital for our operations. On October 10, 2001, Sparta Olsen completed the sale of substantially all of the assets of the electrosurgical business (the "Sale"), including inventory, machinery and equipment and all intangible assets

(excluding cash and accounts receivable) for the amount of $1,815,528 in cash to Kentucky Packaging Service LP, DBA Q2 Medical ("Q2 Medical"). At the same time we entered into a Transition Agreement whereby Q2 Medical agreed to reimburse us on a monthly basis approximately $70,830 for expenses relating to the transfer of the business. Sparta Olsen remains obligated under a long-term lease for our facility, which expires on July of 2004. Sparta Olsen has retained a broker to sublet its facility. There can be no assurance that Sparta Olsen will be successful in subleasing its facility and be able to stay current with its substantial rent obligations and pay all of the accounts payable and all related taxes which are past due as a result of the sale of Sparta Olsen's assets and all of its business.

     In connection with the Sale, we paid to Bank of America ("BofA") all amounts required pursuant to a Settlement Agreement ("Parties") BofA released all security interests in all of our assets, and also released the personal guarantee of Thomas F. Reiner, our Chairman, CEO and President. The Settlement Agreement also contained customary releases and forever discharges each other from any and all claims and demands of every kind and nature. The Parties dismissed their suits initiated against each other.

     On May 23, 1997, we entered into the $200,000 Working Capital Credit Facility ("Reiner Facility") and subsequently was increased to $400,000 by Thomas F. Reiner and his Assignee E. Reiner ("Reiner"). On August 2, 2001, we amended the Reiner Facility. Under the terms of the amended Reiner Facility, the credit facility amount was increased up to a maximum of $700,000. Under the Reiner Facility, we are able to draw on the credit facility based only upon the sole discretion and approval of Reiner. The Reiner Facility is secured by a first position security interest in all of our assets. The Reiner Facility bears interest at 14% per annum, and is payable monthly in arrears. However, due to our limited working capital, we have been unable to pay some of the accrued interest due under the Reiner Facility. As of November 2, 2001, the Reiner Facility was over advanced and in default, however, the default was waived by Reiner and the Reiner Facility amount was increased up to a maximum of $800,000. The borrowings under the Reiner Facility are used primarily for working capital, including payroll, inventory, purchases and rent payments. The Reiner Facility expires on February 27, 2002, and it is due and payable on demand upon the earlier of (i) February 27, 2002, or (ii) upon demand by Reiner with a five day notice to us, or (iii) if an order is entered for relief against us or we are insolvent, or if we voluntarily file for bankruptcy, or (iv) if we default in any other terms, or in any other obligations, or agreements between the parties, or (v) if a receiver, trustee, custodian is appointed, or (vi) if a proceeding is brought under the federal bankruptcy code, and we fail to file proper answer thereto within 30 days of receipt of notice of proceedings, or (vii) upon an event of default, as set forth under the Note, the whole unpaid principal balance of the loan and accrued interest thereon shall become due and payable immediately without demand, notice or protest. The Reiner Facility is convertible at any time at the option of Reiner into shares of Common Stock at $0.16 per share subject to adjustments as defined under the Amended Reiner Facility dated August 2, 2001

     At November 30, 2001, the Reiner Facility loan balance was approximately $522,000. On November 29, 2001, in an effort to provide some assistance with our continued negative cash flow position and to further improve our overall financial condition, Reiner returned approximately $30,000 consisting of interest paid due under the Reiner Facility. Mr. Reiner also agreed to reimburse and cancel approximately $141,000 of his previously paid salary through November 30, 2001. As a result, the forgiveness of salary and interest by Mr. Reiner contributed $171,000 to our capital. He further agreed to reduce his annual salary to $60,000 per annum and to defer future salary payments until further notice. On November 30, 2001, Mr. Reiner agreed to cancel approximately 1,073,335 stock options previously granted to him in order to reduce possible dilution of shares. On December 21, 2001, Reiner agreed to extend the Reiner Facility until February 27, 2002.

     On May 31, 2001 we entered into a non-binding letter of intent for the sale of certain assets of the electrosurgical business for approximately $1,811,000 in cash and subsequently we executed an Asset Purchase Agreement subject to certain conditions. The assets to be sold include substantially all the assets of the electrosurgical business (excluding cash and accounts receivable), including inventory, machinery and equipment and all intangible assets of the electrosurgical business. On October 10, 2001, all of the conditions of the Asset Purchase Agreement were met by and between Kentucky Packaging Service LP, DBA Q2 Medical ("Q2 Medical") and Sparta Olsen. Under the terms of the Asset Purchase Agreement, Sparta Olsen made certain customary representation and warranties and Sparta Surgical Corporation also guaranteed these obligations, and further Sparta Olsen agreed to indemnify, defend and hold Q2 Medical and its shareholders, directors and officers, harmless, from any and all judgments as the result of or arising from any material breaches, misstatement, inaccuracy, error or omission of any of the representation and warranties made by Sparta Olsen contained in the Asset Purchase Agreement which either singly or in aggregate exceed $25,000 in amount as the result of or arising from any suits, claims, damages of any kind or nature, known or unknown which are asserted against Q2 Medical, including the failure of Sparta Olsen to assume, pay, perform or discharge any or all of the excluded liabilities, and or employee obligations and to comply with bulk transfers in connection with the transfer of the Sparta Olsen assets to Q2 Medical of which there can be no assurance that we will not incur additional expenses or liabilities under the Asset Purchase Agreement in the future. In addition, as a result of the sale of the Sparta Olsen assets and its electrosurgical business, we further downsized and relocated our current operation to a smaller facility, due to our lack of working capital.

     On January 4, 2002, we entered into a non-binding letter of intent ("LOI") to merge with Shepard Medical Products Inc., ("Shepard") a leading manufacturer and marketer of premium infection control disposable and biodegradable glove products and accessories worldwide since 1986. For its most recent 12 months ended December 31, 2001, Shepard's revenues were approximately $12.2 million. The LOI is subject to completion of due diligence and preparation of a Stock Exchange Agreement and Irrevocable Voting Trust Agreement which will be entered into when all due diligence and other conditions are satisfied. Sparta will acquire 100% of the outstanding common stock of Shepard in exchange for common stock of Sparta and $500,000 in cash. Following the restructuring, Sparta common stock will be held by the former shareholders of Shepard and the shareholders of Sparta in the ratio of 55% and 45% respectively. The Stock Exchange Agreement will specify the amount of Sparta Common Stock to be issued to the prior shareholders of Shepard. Under the Stock Exchange Agreement, Thomas F. Reiner, our Co-Founder, Chairman and CEO, and the Shareholders of Shepard shall enter into an Irrevocable Voting Trust Agreement which shall provide, among other things, that the common stock of Sparta beneficially owned or controlled by the Shepard shareholders after the Exchange, would be held in trust, over which Mr. Reiner would have voting authority as trustee. Mr. Reiner shall remain Chairman and CEO upon completion of the merger.

Part II. Other Information
         -----------------

Item 1.  Legal Proceedings

     On September 25, 2001, we were served with a complaint in a civil action titled Nancy Perlman, M.D. ("Plaintiff") vs. Virtua Health, Inc., Tyco International Ltd., Valleylab Inc., General Electric Medical Systems Information Technologies, Inc., Sparta Surgical Corporation and Sparta Olsen Electrosurgical Inc., et al, filed in the U.S. District Court of New Jersey (Case # No. 01-00651SHO). The complaint alleges product liability and the relief sought exceeds $75,000. On December 21, 2001, the Plaintiff agreed to dismiss Sparta Surgical Corporation for the action as it has been wrongfully joined in the suit.

     On November 5, 2001, we were served with a complaint in civil action titled Eugene Olsen ("Olsen") vs. Thomas Reiner, Sparta Surgical Corp. and. Sparta Olsen Electrosurgical Company, filed in the U.S. District Northern California (Case #CO14053 MEJ). The complaint alleges breach of contract relating to the cancellation of a Consulting Agreement. We believe the claim has no merit and accordingly we intend to vigorously defend it.

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

     None

Item 5.  Other Information
         -----------------

     None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.   Reports on Forms 8-K

     We filed a Form 8-K dated October 11, 2001 and October 16, 2001 in connection with the sale of substantially all of the assets of Sparta Olsen and we also entered into a Settlement Agreement with B/A and repaid all amounts owed to B/A.

     We filed a Form 8-K dated December 12, 2001 in connection with Thomas F. Reiner and his Assignee E. M. Reiner reimbursing salary and returning interest previously paid or accrued to the Company in order to provide assistance with our negative cash flow and to further improve our overall financial condition.

     We filed a Form 8-K dated November 5, 2001 in connection with a complaint filed by Eugene Olsen against Thomas F. Reiner, Sparta Surgical
     Corporation, and Sparta Olsen Electrosurgical, Inc., et al for alleged breach of contract.

     We filed a Form 8-K dated January 6, 2002 in connection with entering into a non-binding letter of intent to merge with Shepard Medical Products, Inc., which is also subject to completion of due diligence and other conditions.

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

     January 18, 2002