Form 10QSB
period 2004-05-31
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 150(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING: May 31, 2004

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           COMMISSION FILE NO. 1-11047

                           SPARTA SURGICAL CORPORATION
           (Name of Small Business Issuer as specified in its Charter)


                Delaware                                  22-2870438
          (State Incorporated)                   (I.R.S. Employer ID Number)

5445 DTC Parkway, Suite 520
Greenwood Village, CO                                        80111
(Address of Principal Executive Offices)                   (Zip Code)

                                  848-391-2893
                           (Issuer's Telephone Number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( ).

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of Class                                             on which registered

$0.002 Par Value Common Stock                                      None.
$4.00 Par Value Redeemable Convertible Preferred Stock             None.
$4.00 Par Value Series A Convertible Preferred Stock               None.

          Securities registered pursuant to Section 12 (g) of the Act:

                $0.002 Par Value Common Stock
                $4.00 Par Value Series A Convertible Preferred Stock $4.00 Par Value Series Convertible Preferred Stock

The Registrant had no revenues for its most recent fiscal year.
As of May 31, 2004, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.   Financial Information

          Item 1.    Financial Statements (Unaudited)                         3

                     Balance Sheet for the three months ended
                     May 31, 2004 (Unaudited)                                 3

                     Statements of Operations for the three months
                     ended May 31, 2004 and 2003 (Unaudited)                  4

                     Statements of Cash Flows for the three months
                     ended May 31, 2004 and 2003 (Unaudited)                  5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (Unaudited)                                             11

          Item 3.    Controls and Procedures                                 14

Part II.  Other Information and Change in Securities

          Item 1.    Legal Proceedings                                       14

          Item 2.    Change in Securities                                    14

          Item 3.    Default upon Senior Securities                          14

          Item 4.    Submission of Matters to Vote of Security Holders       14

          Item 5.    Other Information                                       14

          Item 6.    Exhibits and Signatures                                 15

                           Sparta Surgical Corporation
                                  Balance Sheet
                                  May 31, 2004
                                   (unaudited)

ASSETS                                                             $          -
                                                                   ------------


     TOTAL ASSETS                                                  $          -
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $    355,594
   Accrued Interest and Other                                            23,888
   Accrued Payroll
   Notes Payable to Trust                                               198,718
   Notes Payable to Trust                                               181,568
   Notes Payable to Credit Facility                                           -
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                          759,768
                                                                   ------------


STOCKHOLDERS' EQUITY
Preferred Stock:
   1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding                              330,132
   Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding                                                   111,272
   Series AA Cumulative Convertible Preferred Stock,
      875,000 shares authorized, none issued and outstanding
   Common Stock, $0.002 par value, 25,000,000 authorized and
     9,973,830 outstanding                                               15,467
   Additional Paid in Capital                                        14,486,197
   Accumulated Deficit                                              (15,702,836)
                                                                   ------------

     TOTAL STOCKHOLDERS' EQUITY                                        (759,768)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          -
                                                                   ============


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                            Statements of Operations
                                   (unaudited)


                                                    For the three months ended:
                                                    ---------------------------
                                                      May 31,          May 31,
                                                       2004             2003
                                                    -----------     -----------

Sales                                               $         -     $         -

Selling, General and Administrative Expenses                  -               -
                                                    -----------     -----------

Loss from Operations                                          -               -
                                                    -----------     -----------

Other Income (Expense):                                  (5,548)         (4,748)
                                                    -----------     -----------

     Interest Expense                                    (5,548)         (4,748)
                                                    -----------     -----------
     Gain on extinguishment of debt'                     (5,548)         (4,748)

     Total Other Income (Expense)
Income Tax Expense                                            -               -
                                                    -----------     -----------
     Loss before income taxes                       $    (5,548)    $    (4,748)
                                                    ===========     ===========

     Net Income (Loss)                                9,973,830       9,973,830

Basic and Diluted Earnings per Share,
     Weighted average shares                              (0.00)          (0.00)

Net income (loss) per share


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                     For the three months ended:
                                                     ---------------------------
                                                        May 31,      May 31,
                                                         2004         2003
                                                       --------     --------

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                      $ (5,548)    $ (4,748)
                                                       --------     --------
Adjustments to reconcile operating income to net
 cash from operating activities:
     Gain on extinguishment of debt                           -            -
     Change in operating assets and
      liabilities:
       Accounts payable                                       -            -
       Accrued expenses                                   5,548        4,748
       Income taxes payable                              70,057            -
       Notes payable                                     22,819      (21,484)
                                                       --------     --------

         Net cash from operating activities            $ 92,876     $(21,484)
                                                       ========     ========


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                        Notes to the Financial Statement

Note 1 - Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation, (the "Company"), a non-operating public company was incorporated in Delaware on March 23, 1984. The Company was engaged in the research, development, manufacturing and marketing of surgical and electrotherapy products for the worldwide healthcare industry. In October 2001 and May 2002, the Company divested substantially all of its assets and ceased operations on May 2,2002. As a result, the Company retained no assets after ceasing operation, and has performed only administrative duties as a transitory, or shell, corporation.

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust, (the Living Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the aggregate amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, are due on December 20, 2006. Furthermore, at the option of the Living Trust, the Convertible Notes are convertible at any time into 15,000,000 shares of the Company's common stock, par value $0.002.

Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the six months ended August 3 1, 2005 as compared to what was previously disclosed.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through May 31, 2005. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company also has net operating loss carryforwards for tax reporting periods. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. The Company seeks to merge with an operating company and does not believe net operating loss carryforwards will be available to offset future taxable income after such merger.

Basic and Diluted Earnings Per Common Shares

In accordance with Financial Accounting Standards Boards (FASB) No. 128, basic earnings per share computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for the exercise stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-capital when the award becomes deductible are assumed to be used to repurchase shares.

For three months ended May 31, 2004 and 2003, there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

                                                         2004          2003
Numerator:                                            -----------   -----------
Net Loss applicable to common stockholders            $    (5,548)  $    (4,748)

Denominator
Weighted average shares outstanding during the year     9,973,830     9,973,830

Basic and diluted income/(loss) per common share            (0.00)        (0.00)

Revenue Recognition

The Company recognized revenue when the products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related revenues are recorded.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Recently Issued Accounting Pronouncements

In December 2004, the FASB approved Financial Accounting Standard 123R, "Share Based Payment, and Amendment of FASB Statements No, 123 and 95." The Standard covers the accounting transactions in which an enterprise pays for employee service with share based payments including employee stock options. Under the Standard, all share based payments would be treated as other forms of compensation by recognizing the related costs generally measured as the fair value at the date of grant in the income statement. The company does not believe that it will have a material effect of the Company's financial statements. This pronouncement will be effective for interim and year-end periods beginning after June 15, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of accounts payable and accrued expenses approximate carrying value due to the short-term nature of such instruments. The fair value of debt obligations with related parties and individuals is not determinable due to the terms of the debt and there is no comparable market for such debt.

Concentration of Credit Risk

There are no financial statements that potentially subject the Company to significant concentrations of credit risk.

Note 3 - Related Party

Amount Due to Related Party

As of May 31, 2004, in connection with the Company's Convertible Notes in the aggregate amount of $380,286 issued to LKDTBJP Living Trust (the Living Trust"), the Company had amounts due, including accrued interest in the total amount of $404,174.

Note 4 - Stockholders' Equity

Preferred Stock

The authorized Preferred Stock of the Company consists of 2,000,000 shares, $4.00 par value. The Preferred Stock may be issued in series from time to time with such designations, rights, preferences, and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of Preferred Stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends terms of redemption, amounts payable on liquidation, sinking fund provisions, conversion rights and voting rights.

1992 Preferred Stock

The Company has authorized 165,000 shares of Non-Cumulative Convertible Preferred Stock (the "1992 Preferred Stock"). The holders of the 1992 Preferred Stock shall be entitled to receive non-cumulative dividends, at the rate of 10% per annum or $0.40 per share, for each year that the Company has net income after taxes. The holders of 1992 Preferred Stock are entitled to vote on all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the number of full shares of common stock stock into which the shares of 1992 Preferred Stock could be converted. Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of one share of common stock. Each preferred share is subject to redemption at the Company's option at $4.00 per share under certain conditions. The liquidation preference for the 1992 Preferred Stock is $4.00 per share.

Series A Preferred Stock

The Company has authorized 30,000 shares of Series A Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). The holders of Series A Preferred Stock receive cumulative dividends at the quarterly rate of $0.375 per share. The holders of Series A Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series A Preferred Stock has one vote.

The Series A Preferred Stock is redeemable at the Company's option, for cash at $10.00 per share plus any accrued and unpaid dividends. The Series A Preferred Stock is $10.00 per share. The 1992 preferred stock carries liquidation rights senior to the Series A Preferred Stock.

Series AA Preferred Stock

The Company has authorized 875,000 shares of Series AA Convertible Redeemable Preferred Stock (the "Series AA Preferred Stock"). The holders of Series AA Preferred Stock receive cumulative dividends at the annual rate of $0.28 per share, payable semiannually. The holders of the Series AA Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series AA Preferred Stock has one vote. The Series AA Preferred Stock was convertible at any time through February 10, 2001 into shares of common stock at a rate of 9 shares of common stock each two shares of Series AA Preferred Stock. The Series AA Preferred Stock will automatically be converted into common stock at this rate in the event that the daily average bid and ask price of common stock average $3.00 per share or more over a thirty consecutive day period through February 10,200 1. At any time subsequent to February 10,200 1, each two shares of Series AA Preferred Stock are redeemable at the Company's option for cash at $10.00 or $8.00 plus any accrued and unpaid dividends in the event that the daily average bid and ask price of the common stock average at least $2.00 per share or $3.00 per share, respectively, over a thirty consecutive day period. The liquidation preference for the Series AA Preferred Stock is $4.00 per share. The 1992 Preferred Stock and Series A Preferred Stock carry liquidation rights to senior to the Series AA Preferred Stock.

Note 5 - Stock Options and Warrants

The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the Plan for an additional ten-year period, until October 1, 2007.

In January 2001, Company shareholders approved increasing the number of shares available under the Plan to 950,000. Options granted under the Plan generally vest within one year and terminate between five and ten years from the date of grant. As of May 3 1, 2005, there are no stock options outstanding under the Plan.

The Company has granted warrants to purchase common stock outside of the Plan to a consultant. In August 2001, the Company issued 1,500,000 warrants to purchase Company's common stock at an exercise price of $0.15 to D.H. Blair & Co. The warrants expire on August 7, 2006.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a non-operating public company with no current revenues as we divested substantially all of our assets and ceased operations in May 2002. In recent years we have experienced losses from operations and continue to suffer from a deficiency in available working capital. Except for the historical information contained herein the matters set forth in this report are forward-looking statements within the meaning of "safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10- KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

These statements relate to future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, performance or achievements to be materially different from these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. The following discussions should be read in conjunction with the unaudited Financial Statements and notes thereto, appearing elsewhere herein.

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition.

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At May 31, 2004, our accumulated deficit was approximately $15,703,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,703,000 in cumulative net losses from inception.

There is no significant trading market for our common stock.

Our common stock is not eligible for trading on any national or regional exchange as we were delisted from the OTC Bulletin Board on July 2001. Our common stock has no trading activity on the non NASDAQ Other OTC (Pink Sheet unqualified) pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934.

Because our common stock is classified as "penny stock", trading is limited and the common stock price declined to virtually no value and therefore is very difficult to sell.

Because our common stock falls under the definition of "penny stock", the trading in our common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock.

We do not anticipate paying dividends.

We have not paid any cash dividend on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

One of our current stockholders has significant influence over our management and directors and may take actions that may not be in the best interest of other stockholders.

Our co-founder beneficially owns approximately 66% of our common stock. Therefore, he will be able, among other things, to elect directors.

Results of Operations

Three Months Ended May 31, 2004 as
Compared to Three Months Ended May 31, 2003.

We had no revenues for the Three Months Ended May 31, 2004 ("Three Months Fiscal 2005") and no revenues for the Three Months Ended May 31, 2003 ("Three Months Fiscal 2004") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002.

As a result, we incurred no selling, general and administrative, depreciation and amortization expenses for the Three Months Fiscal 2005 and for the Three Months Fiscal 2004.

Total Other Expense for the Three Months Fiscal 2005 was $5,548, an increase of $800 as compared to $4,748 for Three Months Fiscal 2004. The Total Other Expense is attributed to interest expenses relating to Notes Payables.

As a result of the foregoing, the net loss for the Three Months Fiscal 2005 was $5,548, an increase of $800 as compared to net loss of $4,748 for the Three Months Fiscal 2004. The net loss for Three Months Fiscal 2005 is attributed to interest expense.

Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation.

Our working capital at May 31, 2004 was negative in deficit. As a non-operating public company, or a shell entity, the Company expenses which consist of primarily legal and accounting fees were accrued and not paid as we continue to suffer from a deficiency in available working capital.

On June 15,2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $3 80,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on December 20, 2006. The Notes carry a 6% interest per annum and the option of Living Trust the Notes are convertible at any time into 15,000,000 shares of the Company's common stock.

On October 15, 2001 and May 2, 2002, we completed the sale of substantially all of our assets, including inventory, accounts receivable, machinery and equipment and all intangible assets. In connection with the sale of these assets, we paid all amounts required to our senior lenders who had security interests in all of our assets and the remaining balance we used to pay our trade payables. As a result, our senior lender entered into a settlement agreement which contained customary releases and forever discharges each other from any and all claims and demands of every kind and nature. The parties dismissed their suits against each other.

Item 3. Controls and Procedures

The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Company's chief executive officer and the principal financial officer (or persons performing similar functions) concluded that the Company's disclosure controls and procedures were adequate.

As a result of its evaluation, the Company has been made no significant changes in its internal controls or other factors that could significantly affect the controls and other procedures already in place.


Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Number         Description
------         --------------------------------------------------------------
31.1           Certification by Chief Executive and Chief Financial Officer
               pursuant to Sarbanes-Oxley Section 302.

32.1 Certification by Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

b) Reports on Form 8K
None



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparta Surgical Corporation
        (Registrant)

Date: June 29, 2006                              By: /s/ Allan J. Korn
                                                 ---------------------
                                                 Allan J. Korn
                                                 Chief Executive Officer
                                                 Chief Financial Officer
                                                 Director

--------------------------------------------------------------------------------