Form 10QSB
period 2004-08-31
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

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

                FOR THE QUARTERLY PERIOD ENDING: August 31, 2004

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

The Registrant had no revenues for its most recent fiscal year.
As of August 31, 2004, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.   Financial Information

          Item 1.    Financial Statements (Unaudited)                         3

                     Balance Sheet for the six months ended
                     August 31, 2004 (Unaudited)                              3

                     Statements of Operations for the three and
                     six months ended August 31, 2004 and 2003
                     (Unaudited)                                              4

                     Statements of Cash Flows for the six months
                     ended August 31, 2004 and 2003 (Unaudited)               5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (Unaudited)                                             11

          Item 3.    Controls and Procedures                                 14

Part II.  Other Information and Change in Securities

          Item 1.    Legal Proceedings                                       14

          Item 2.    Change in Securities                                    14

          Item 3.    Default upon Senior Securities                          14

          Item 4.    Submission of Matters to Vote of Security Holders       14

          Item 5.    Other Information                                       14

          Item 6.    Exhibits and Signatures                                 15

                           Sparta Surgical Corporation
                                  Balance Sheet
                                 August 31, 2004
                                   (unaudited)

ASSETS                                                             $          -
                                                                   ------------


     TOTAL ASSETS                                                  $          -
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $    355,594
   Accrued Interest and Other                                            29,435
   Accrued Payroll
   Notes Payable to Trust                                               198,718
   Notes Payable to Trust                                               181,568
   Notes Payable to Credit Facility                                           -
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                          765,315
                                                                   ------------


STOCKHOLDERS' EQUITY
Preferred Stock:
   1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding                              330,132
   Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding                                                   111,272
   Series AA Cumulative Convertible Preferred Stock,
      875,000 shares authorized, none issued and outstanding
   Common Stock, $0.002 par value, 25,000,000 authorized and
     9,973,830 outstanding                                               15,467
   Additional Paid in Capital                                        14,486,197
   Accumulated Deficit                                              (15,708,383)
                                                                   ------------

     TOTAL STOCKHOLDERS' EQUITY                                        (765,315)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          -
                                                                   ============


                 See accompanying notes to financial statements


                                   Sparta Surgical Corporation
                                    Statements of Operations
                                           (unaudited)


                                       For the three months ended:    For the six months ended:
                                       --------------------------    --------------------------
                                       August 31,      August 31,     August 31,     August 31,
                                          2004            2003           2004           2003
                                       -----------    -----------    -----------    -----------
Sales                                  $         -    $         -    $         -    $         -

Selling, General and
 Administrative Expenses                         -              -              -              -
                                       -----------    -----------    -----------    -----------
Loss from Operations                             -              -              -              -
                                       -----------    -----------    -----------    -----------

Other Income (Expense):
     Interest Expense                       (5,547)        (4,747)       (11,095)        (9,495)
     Gain on extinguishment of debt'             -              -              -              -
                                       -----------    -----------    -----------    -----------

     Total Other Income (Expense)           (5,547)        (4,747)       (11,095)        (9,495)
                                       -----------    -----------    -----------    -----------

     Loss before income taxes          $    (5,547)   $    (4,747)   $   (11,095)   $    (9,495)

Income Tax Expense                               -              -              -              -
                                       -----------    -----------    -----------    -----------

     Net Income (Loss)                 $    (5,547)   $    (4,747)   $   (11,095)   $    (9,495)
                                       ===========    ===========    ===========    ===========


     Weighted average shares             9,973,830      9,973,830      9,973,830      9,973,830

Basic and Diluted Earnings per Share,
 Net income (loss) per share                 (0.00)         (0.00)         (0.00)         (0.00)


                         See accompanying notes to financial statements


                                                4

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                      For the six months ended:
                                                      -------------------------
                                                      August 31,    August 31,
                                                         2004         2003
                                                       ---------    ---------

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                      $ (11,095)   $  (9,495)
                                                       ---------    ---------
Adjustments to reconcile operating income to net
 cash from operating activities:
     Gain on extinguishment of debt                            -            -
     Change in operating assets and
      liabilities:
       Accounts payable                                        -            -
       Accrued expenses                                   11,095        9,495
       Income taxes payable                                    -            -
       Notes payable                                           -            -
                                                       ---------    ---------

         Net cash from operating activities            $       -    $       -
                                                       =========    =========


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                        Notes to the Financial Statement

Note 1. Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation, (the "Company"), a non-operating public company was incorporated in Delaware on March 23, 1984. The Company was engaged in the research, development, manufacturing and marketing of surgical and electrotherapy products for the worldwide healthcare industry. In October 2001 and May 2002, the Company divested substantially all of its assets and ceased operations on May 2, 2002. As a result, the Company retained no assets after ceasing operation, and has performed only administrative duties as a transitory, or shell, corporation.

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust, (the "Living Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the aggregate amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, are due on December 20, 2006. Furthermore, at the option of the Living Trust, the Convertible Notes are convertible at any time into 15,000,000 shares of the Company's common stock, par value $0.002.

Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the six months ended August 31, 2005 as compared to what was previously disclosed.

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

For six months ended August 31, 2004 and 2003 , there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

                                                          2004          2003
Numerator:                                             -----------   ----------
Net Loss applicable to common stockholders             $  (1 1,095)  $   (9,495)

Denominator
Weighted average shares outstanding during the year      9,973,830    9,973,830
Basic and diluted income/(loss) per common share             (0.00)       (0.00)

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB approved Financial Accounting Standard 123R, "Share Based Payment, and Amendment of FASB Statements No. 123 and 95." The Standard covers the accounting transactions in which an enterprise pays for employee service with share based payments including employee stock options. Under the Standard, all share based payments would be treated as other forms of compensation by recognizing the related costs generally measured as the fair value at the date of grant in the income statement. The company does not believe that it will have a material effect of the Company's financial statements. This pronouncement will be effective for interim and year-end periods beginning after June 15, 2005.

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

Note 3- Related Party

Amount Due to Related Party

As of August 31, 2004, in connection with the Company's Convertible Notes in the aggregate amount of $380,286 issued to LKDTBJP Living Trust (the9'Living Trust"), the Company had amounts due, including accrued interest in the total amount of $409,721.

Note 4- Stockholders' Equity

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

Series AA Preferred Stock

The Company has authorized 875,000 shares of Series AA Convertible Redeemable Preferred Stock (the "Series AA Preferred Stock"). The holders of Series AA Preferred Stock receive cumulative dividends at the annual rate of $0.28 per share, payable semiannually. The holders of the Series AA Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series AA Preferred Stock has one vote. The Series AA Preferred Stock was convertible at any time through February 10, 2001 into shares of common stock at a rate of 9 shares of common stock each two shares of Series AA Preferred Stock. The Series AA Preferred Stock will automatically be converted into common stock at this rate in the event that the daily average bid and ask price of common stock average $3 .OO per share or more over a thirty consecutive day period through February 10, 200 1. At any time subsequent to February 10, 200 1, each two shares of Series AA Preferred Stock are redeemable at the Company's option for cash at $10.00 or $8.00 plus any accrued and unpaid dividends in the event that the daily average bid and ask price of the common stock average at least $2.00 per share or $3.00 per share, respectively, over a thirty consecutive day period. The liquidation preference for the Series AA Preferred Stock is $4.00 per share. The 1992 Preferred Stock and Series A Preferred Stock carry liquidation rights to senior to the Series AA Preferred Stock.

Note 5. Stock Options and Warrants

The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the Plan for an additional ten-year period, until October 1, 2007.

In January 2001, Company shareholders approved increasing the number of shares available under the Plan to 950,000. Options granted under the Plan generally vest within one year and terminate between five and ten years from the date of grant. As of May 31, 2005, there are no stock options outstanding under the Plan.

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At August 31, 2004 , our accumulated deficit was approximately $15,708,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,708,000 in cumulative net losses from inception.

There is no significant trading market for our common stock

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

Our co-founder beneficially owns approximately 66% of our common stock. Therefore, he will be able among other things, to elect directors.

Results of Operations

Three Months Ended August 31, 2004 as
Compared to Three Months Ended August 31, 2003.

We had no revenues for the Three Months Ended August 31, 2004 ("Three Months Fiscal 2005") and no revenues for the Three Months Ended August 31, 2003 ("Three Months Fiscal 2004") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002.

As a result, we incurred no selling, general and administrative, depreciation and amortization expenses for the Three Months Fiscal 2005 and for the Three Months Fiscal 2004.

Total Other Expense for the Three Months Fiscal 2005 was $5,547, an increase of $800 as compared to $4,747 for Three Months Fiscal 2004. The Total Other Expense is attributed to interest expenses relating to Notes Payables.

As a result of the foregoing, the net loss for the Three Months Fiscal 2005 was $5,547, an increase of $800 as compared to net loss of $4,747 for the Three Months Fiscal 2004. The net loss for Three Months Fiscal 2005 is attributed to interest expense.

Six Months Ended August 31, 2004 as
Compared to Six Months Ended August 31, 2003.

We had no revenues for the Six Months Ended August 31, 2004 ("Second Quarter Fiscal 2005") and no revenues for the Six Months Ended August 31, 2003 (:Second Quarter Fiscal 2004") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002. Therefore, we incurred no selling, general and administrative depreciation and amortization expenses during these periods.

Total Other Expense for the Second Quarter Fiscal 2005 was $1 1,905, an increase of $1,600 as compared to $9,495 for Second Quarter Fiscal 2004. Total Other Expense is attributed to interest expense relating to Notes Payable.

As a result of the foregoing, the net loss for the Second Quarter Fiscal 2005 was $1 1,905, an increase of $1,600 as compared to net loss of $9,495 for the Second Quarter Fiscal 2004. The increase in net loss of $1,600 for the Second Quarter Fiscal 2005 is attributed to interest expense relating to our Notes Payable.

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

Our working capital at August 31, 2004 was negative in deficit. As a non-operating public company, or a shell entity, the Company expenses, which consists of primarily legal and accounting fees, were accrued and not paid as we continue to suffer from a deficiency in available working capital.

On June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes")t o LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on December 20, 2006. The Notes carry a 6% interest per annum and the option of Living Trust the Notes are convertible at any time into 15,000,000 shares of the Company's common stock.

On October 15, 2001 and May 2, 2002, we completed the sale of substantially all of our assets, including inventory, accounts receivable , machinery and equipment and all intangible assets. In connection with the sale of these assets, we paid all amounts required to our senior lenders who had security interests in all of our assets and the remaining balance we used to pay our trade payables. As a result, our senior lender entered into a settlement agreement which contained customary releases and forever discharges each other from any and all claims and demands of every kind and nature. The parties dismissed their suits against each other.

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

Sparta Surgical Corporation
       (Registrant)

Date: June 29, 2006                             By: /s/ Allan J. Korn
                                                -------------------------------
                                                Allan J. Korn
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                Director

--------------------------------------------------------------------------------