Form 10QSB
period 2004-11-30
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

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

               FOR THE QUARTERLY PERIOD ENDING: NOVEMBER 30, 2004

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

The Registrant had no revenues for its most recent fiscal year.
As of November 30, 2004, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.   Financial Information

          Item 1.    Financial Statements (Unaudited)                         3

                     Balance Sheet for the nine months ended
                     November 30, 2004 (Unaudited)                            3

                     Statements of Operations for the three and
                     nine months ended November 30, 2004 and 2003
                     (Unaudited)                                              4

                     Statements of Cash Flows for the nine months
                     ended November 30, 2004 and 2003 (Unaudited)             5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (Unaudited)                                             11

          Item 3.    Controls and Procedures                                 15

Part II.  Other Information and Change in Securities

          Item 1.    Legal Proceedings                                       15

          Item 2.    Change in Securities                                    15

          Item 3.    Default upon Senior Securities                          15

          Item 4.    Submission of Matters to Vote of Security Holders       15

          Item 5.    Other Information                                       15

          Item 6.    Exhibits and Signatures                                 16

                           Sparta Surgical Corporation
                                  Balance Sheet
                                November 30, 2004
                                   (unaudited)

ASSETS                                                             $          -
                                                                   ------------


     TOTAL ASSETS                                                  $          -
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $    355,594
   Accrued Interest and Other                                            34,982
   Accrued Payroll
   Notes Payable to Trust                                               198,718
   Notes Payable to Trust                                               181,568
   Notes Payable to Credit Facility                                           -
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                          770,862
                                                                   ------------


STOCKHOLDERS' EQUITY
Preferred Stock:
   1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding                              330,132
   Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding                                                   111,272
   Series AA Cumulative Convertible Preferred Stock,
      875,000 shares authorized, none issued and outstanding
   Common Stock, $0.002 par value, 25,000,000 authorized and
     9,973,830 outstanding                                               15,467
   Additional Paid in Capital                                        14,486,197
   Accumulated Deficit                                              (15,713,930)
                                                                   ------------

     TOTAL STOCKHOLDERS' EQUITY                                        (770,862)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          -
                                                                   ============


                 See accompanying notes to financial statements


                                   Sparta Surgical Corporation
                                    Statements of Operations
                                           (unaudited)


                                       For the three months ended:   For the nine months ended:
                                       --------------------------    --------------------------
                                       November 30,   November 30,   November 30,   November 30,
                                          2004            2003           2004           2003
                                       -----------    -----------    -----------    -----------
Sales                                  $         -    $         -    $         -    $         -

Selling, General and
 Administrative Expenses                         -              -              -              -
                                       -----------    -----------    -----------    -----------
Loss from Operations                             -              -              -              -
                                       -----------    -----------    -----------    -----------

Other Income (Expense):
     Interest Expense                       (5,547)        (4,747)       (16,642)       (14,242)
     Gain on extinguishment of debt'             -              -              -              -
                                       -----------    -----------    -----------    -----------

     Total Other Income (Expense)           (5,547)        (4,747)       (16,642)       (14,242)
                                       -----------    -----------    -----------    -----------

     Loss before income taxes          $    (5,547)   $    (4,747)   $   (16,642)   $   (14,242)

Income Tax Expense                               -              -              -              -
                                       -----------    -----------    -----------    -----------

     Net Income (Loss)                 $    (5,547)   $    (4,747)   $   (16,642)   $   (14,242)
                                       ===========    ===========    ===========    ===========


     Weighted average shares             9,973,830      9,973,830      9,973,830      9,973,830

Basic and Diluted Earnings per Share,
 Net income (loss) per share                 (0.00)         (0.00)         (0.00)         (0.00)


                         See accompanying notes to financial statements


                                                4

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                      For the nine months ended:
                                                      -------------------------
                                                      November 30, November 30,
                                                         2004         2003
                                                       ---------    ---------

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                      $ (16,642)   $ (14,242)
                                                       ---------    ---------
Adjustments to reconcile operating income to net
 cash from operating activities:
     Gain on extinguishment of debt                            -            -
     Change in operating assets and
      liabilities:
       Accounts payable                                        -            -
       Accrued expenses                                   16,642       14,242
       Income taxes payable                                    -            -
       Notes payable                                           -            -
                                                       ---------    ---------

         Net cash from operating activities            $       -    $       -
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

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust, (the "Living Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the aggregate amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, are due on December 20, 2006. Furthermore, at the option of the Living Trust, the Convertible Notes are convertible at any time into 3,000,000 shares of the Company's common stock, valued at $300.00 to Living Trust.

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the"Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per mum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's common stock valued at $9,253.80 to Lender. The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that Loan shares may be issued.

In September 2005, since the Company did not have sufficient funds to pay Allan
J. Korn, its President for his past services, the Company authorized to issue 5,443,415 shares of its Common Stock valued at $544.34 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years.

Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the nine months ended November 30, 2004 as compared to what was previously disclosed.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through November 30, 2004. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company also has net operating loss carryforwards for tax reporting periods. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. The Company seeks to merge with an operating company and does not believe net operating loss carryforwards will be available to offset future taxable income after such merger.

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

For nine months ended November 30, 2004 and 2003, there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

                                                         2004          2003
Numerator:                                            ----------    -----------
Net Loss applicable to common stockholders            $  (16,642)   $   (14,242)

Denominator
Weighted average shares outstanding during the year    9,973,830      9,973,830
Basic and diluted income/(loss) per common share           (0.00)         (0.00)

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

Note 3- Related Party

Amount Due to Related Party

As of November 30, 2004, in connection with the Company's Convertible Notes, the Company had amounts due, including accrued interest to Living Trust in the amount of $415,268.

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At November 30, 2004 our accumulated deficit was approximately $15,714,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,714,000 in cumulative net losses from inception.

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

Results of Operations

Three Months Ended November 30, 2004 as
Compared to Three Months Ended November 30, 2003.

We had no revenues for the Three Months Ended November 30, 2004 ("Three Months Fiscal 2005") and no revenues for the Three Months Ended November 30, 2003 ("Three Months Fiscal 2004") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002. Therefore, we incurred no selling, general and administrative, depreciation and amortization expenses during these periods.

Total Other Expense for the Three Months Fiscal 2005 was $5,547, an increase of $800 as compared to $4,747 for Three Months Fiscal 2004. The Total Other Expense is attributed to our accrued interest expenses relating to our Notes Payables in the aggregate amount of $415,268.

As a result of the foregoing, the net loss for the Three Months Fiscal 2005 was $5,547, an increase of $800 as compared to net loss of $4,747 for the Three Months Fiscal 2004.

Nine Months Ended November 20, 2004 as
Compared to Nine Months Ended November 30, 2003.

We had no revenues for the Nine Months Ended November 30, 2004 ("Third Quarter Fiscal 2005") and no revenues for the Nine Months Ended November 30, 2003 ("Third Quarter Fiscal 2004") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002. Therefore, we incurred no selling, general and administrative, depreciation and amortization expenses during these periods.

Total Other Expense for the Third Quarter Fiscal 2005 was $16,642, an increase of $2,400 as compared to $14,242 for Third Quarter Fiscal 2004. The Total Other Expense is attributed to our accrued interest expenses relating to our Notes Payable in the aggregate amount of $415,268.

As a result of the foregoing, the net loss for the Third Quarter Fiscal 2005 was $16,642, an increase of $2,400 as compared to net loss of $14,242 for the Third Quarter Fiscal 2004. The increase in net loss of $2,400 for the Third Quarter Fiscal 2005 is attributed to our accrued interest expenses relating to our Notes Payables in the aggregate amount of $415,268.

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

Our working capital at November 30, 2004 was negative in deficit. As a non-operating public company, or a shell entity, the Company expenses which consists of primarily legal and accounting fees were accrued and not paid as we continue to suffer from a deficiency in available working capital.

On June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on December 20, 2006. The Notes carry a 6% interest per annum and are convertible at any time into 3,000,000 shares of our common stock valued at $300.00 to Living Trust.

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Agron and Living Trust (collectively the "Lender"). At the sole discretion of the Lender, this Agreement allows the Company to borrow up to $100,000 with interest charged at 6% per annum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,626,023 shares for a total of 92,538,046 shares of the Company's common stock valued at $9,253.80 to Lender. The Company further acknowledged that it currently doe2 not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that Loan shares may be issued.

In September 2005, since the Company did not have sufficient funds to pay Allan
J. Korn, its President for his past services, the company authorized to issue 5,443,415 shares of its Common Stock valued at $544.34 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past three years.

On October 15, 2001 and May 2, 2002, we completed the sale of substantially all of our assets, including inventory, accounts receivable, machinery and equipment and all intangible assets. In connection with the sale of these assets, we paid all amounts required to our senior lenders who had security interests in all of our assets and the remaining balance we used to pay our trade payables. As a result, our senior lenders entered into a settlement agreement which contained customary releases and forever discharges each other from any and all claims and demands of every kind and nature. The parties dismissed their suits against each other.

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