Form 10KSB
period 2005-02-28
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-11047

                           Sparta Surgical Corporation
                           ---------------------------
                 (Name of small business issuer in its charter)

                     Delaware                             22-2870438
                     --------                             ----------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification Number)

                          5445 DTC Parkway, Suite 520
                          Greenwood Village, CO 80111
                          ---------------------------
                    (Address of Principal Executive Offices)

                                 (848) 391-2893
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                          $.002 Par Value Common Stock
              $4.00 Par Value Series A Convertible Preferred Stock
                   $4.00 Par Value Convertible Preferred Stock
                   -------------------------------------------
                                (Title of Class)

         Name of Exchange on which registered: None

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1) Yes X      No          (2) Yes X       No

         As of June 30, 2005, 9,973,830 shares of the Registrant's no par value Common Stock were outstanding.

         Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenue for its most recent fiscal year was -0-.

         The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

         The aggregate market value of the Common Stock held by non-affiliates as of February 28, 2005 was approximately $1000.

         Indicate by check mark whether the Registrant is a shell company.

                             Yes X               No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

         The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Business Development

         Sparta Surgical Corporation (the "Company") was incorporated in Delaware on March 23, 1984 to distribute medical and surgical products. The Company operated in this business until it ceased operations on May 2, 2002. Since September 2005 the Company has sought to acquire a new business opportunity.

         The Company believes that there is a demand by nonpublic corporations for non-operating corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that the Company will merge with or acquire an existing private entity.

General

         The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

         The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

         It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Operation of the Company

         The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business at 16 Boston Post Road, East Brunswick, New Jersey 08816. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in New Jersey. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained in New Jersey, or that shareholders' meetings will be held in New Jersey.

         The Company's sole executive officer will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's sole executive officer will review material furnished to him by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

         The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

         The analysis of new business opportunities will be undertaken by or under the supervision of the Company's sole executive officer and director who is not a professional business analyst and has had little previous training or experience in business analysis. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

         As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

         Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's sole executive officer anticipates funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

         The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

         (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (ii) Competitive position as compared to other firms engaged in similar activities;

         (iii)    Strength of management;

         (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

         (v)      Other relevant factors.

         Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

         The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

         As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

         The present management and the shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

         The Company may not borrow funds and use funds to make payments to Company promoters, management or their affiliates or associates.

         The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

         Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company will be required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

         Under Delaware law, a business combination for a Delaware corporation typically requires the approval of a majority of the outstanding shares of the corporation. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares under Delaware law. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

         Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

         None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this Form 10-KSB.

Not an "Investment Adviser"

         The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

         The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

         The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

         Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

         The Company's office is located at 16 Boston Post Road, East Brunswick, New Jersey 08816, and the telephone number is (848) 391-2893. The Company's office is located in the office of Allan J. Korrn, its Chief Executive Officer, and is provided to the company at no cost. The Company's office will remain in Mr. Korrn's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

         There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Employees

         The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company may use consultants as necessary, and does not anticipate a need to engage any employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

         The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. Investors may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Investors may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         The Company is provided rent-free office space by its Chief Executive Officer. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         Our Common Stock has been quoted on the Pink Sheets of the National Quotation Service since July 20, 2001, but has not traded in more than three years.

         There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our Common Stock.

         As of June 30, 2005, we had approximately 500 holders of record of its Common Stock and there were 9,973,830 shares of its Common Stock outstanding and we had authorized capital stock consisted of 25,000,000 shares of Common Stock $0.002 par value, 82,533 Preferred Stock, $4.00 par value shares outstanding. For further description of these Preferred Stock see Item 7 Financial Statement.

Warrants Issued

         We granted to purchase Common Stock outside the Plan to a consultant. In August 2001, we issued 1,500,000 warrants to purchase our Common Stock at an exercise price of $0.15 per share to D.H.Blair & Co. The warrant expires on August 17, 2006.

Dividend Policy

         We have not paid any dividends on its Common Stock since its inception. We intend to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission,including our Annual Report on Form 10-KSB,Quaraterly Reports on Form 10-QBS and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligations to update these forward-looking statements.

These statements relate to the future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, performance or achievements to be materially different from these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and may be beyond our control. Although we believe that the assumptions could be inaccurate, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. The following discussions should read in conjuction with the unaudited Financial Statements contained in 10-QSB and notes thereto. We disclaim any intent or obligation to updated these forward-looking statements.

We are a non-operating public shell company and we incorporated in Delaware on March 23, 1984. In recent we have experienced losses from operations and continue to suffer from a deficiency in available working capital. In October 2001 and May 2002 we divested substantially all of our assets and ceased operations on May 2, 2002. As a result, we retained no assets after ceasing operations, and have performed only administrative duties as a transitory, or shell corporation.

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-KSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as a cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterizations of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our no-operating business, operating results and financial condition.

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and cant assume future profitability. At February 28, 2005, our accumulated deficit was approximately $15,672,600.

We have incurred operating losses and may not be profitable in the future or if we will able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially all of our operating assets and we have no revenues.

There is no significant trading market for our common stock.

Our common stock is not eligible for trading on any national or regional exchange and has been quoted on the Pink Sheet of the National Quotation Services.

Because our common stock is classified as "penny stock", trading is limited and the common stock price declined to virtually no value and therefore, is very difficult to sell.

Because our common stock falls under the definition of "penny stock",trading in our common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock.

One of our current stockholders has significant influence over our management and directors and may take actions that may not be in the best interest of other stockholders.

Our co-founder beneficially own approximately 66% of common stock. Therefore, he will be able among other things, to elect directors.

Year Ended February 28, 2005 as compared to Year Ended February 28, 2004

We had no revenues for Year Ended 29, 2005 ("YE 2005") and no revenues for Year Ended February 28, 2004 ("YE 2004"), as we divested substantially all of our assets and ceased operations on May 2, 2002.

We had no Selling, general and administrative ("SG&A") expense for YE 2005 and YE 2004.

Total Other Income (Expenses) for YE 2005 were $22,190, a decrease of $42,207 as compared to $64,397 for YE 2004. The Total Other Income is attributed to the extinguishment of of debt and interest expenses relating to certain Notes Payable.

As a result of the foregoing, the net income for YE 2005 was $22,990, a decrease of $41,407 from a net income of $64,397 for YE 2004.

Basic and diluted loss per share were $0.002 for YE 2005 as compared to $0.006 for YE 2004.

Liquidity and Capital Resources

Since inception, our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of our securities. As of February 28, 2005, we had federal and state net operating loss carry forward of approximately of $15,672,600. Our net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019.

In June 2002 and March 2004, we issued to LKDTBJP Living Trust. (the "Living Trust") various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the our debts and notes payable. The Convertible Notes, both principal and accrued interest are due on December 20, 2006. The Convertible Notes accrue at 6% interest per annum and at the sole option of the holder of the Convertible Notes may at any time convert the debt into 15,000,000 shares of Sparta's Common Stock.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sparta Surgical Corporation


We have audited the accompanying balance sheet of Sparta Surgical Corporation as of February 28 2006 and the related statements of operations, statement of changes in stockholders' equity (deficit) and cash flows for the years ended February 28, 2006 and 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparta Surgical Corporation as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcia Fritz & Company

Citrus Heights, California
May 12, 2006

                     Sparta Surgical Corporation
                            Balance Sheet
                          February 28, 2006


Assets                                                          $             -
                                                                ===============

Liabilities and Stockholders' Equity

Current Liabilities
          Accounts payable                                      $       116,803
          Accrued interest and other                                     66,120
          Notes payable - living trust                                  380,286
          Notes payable - credit facility                                 5,452
                                                                ---------------

Total Current Liabilities                                               568,661

Total Liabilities                                                       568,661
                                                                ---------------

Stockholders' Equity
          Preferred stock: $4.00 par value, 2,000,000
                  shares authorized; 1992 non-cumulative
                  convertible redeemable preferred
                  stock; 165,000 shares authorized,
                  82,533 shares issued and outstanding                  330,132
          Series A cumulative convertible redeemable
                  preferred stock; 30,000 shares
                  authorized, 27,818 shares issued
                  and outstanding                                       111,272
          Common stock, $0.002 par value, 25,000,000
                  authorized, 9,973,830 issued and
                  outstanding                                            15,467
          Additional paid in capital                                 14,486,197
          Accumulated deficit                                       (15,511,729)
                                                                ---------------

Total Stockholders' Equity                                             (568,661)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $             -
                                                                ===============

                 See accompanying notes to financial statements.

                           Sparta Surgical Corporation
                            Statements of Operations
                 For the Years Ended February 28, 2006 and 2005


                                                  2006                2005
                                                  ----                ----

Net sales                                   $             -     $             -
Cost of sales                                             -                   -
                                            ----------------    ----------------

Gross profit                                              -                   -
                                            ----------------    ----------------

     Selling, general and
      administrative expenses                        75,508                   -

Loss from operations                                (75,508)                  -
                                            ----------------    ----------------

Other income (expense)
     Interest expense                               (22,222)            (22,190)
     Gain on extinguishment of debt                 307,709                   -
                                            ----------------    ----------------

     Total Other Income (Expense)                   285,487             (22,190)
                                            ----------------    ----------------

     Income/(loss) before income taxes              209,979             (22,190)
                                            ----------------    ----------------

Income tax expense                                     (800)               (800)
                                            ----------------    ----------------

     Net income/(loss)                      $       209,179     $       (22,990)

     Preferred stock dividends                            -                   -

     Net income/(loss) applicable to
      common stockholders                   $       209,179     $       (22,990)

     Basic and diluted net income/
      (loss) per common share               $         0.021     $        (0.002)

     Weighted average shares used to
       calculate basic and diluted
       net loss per common share                  9,973,830           9,973,830



                 See accompanying notes to financial statements.

                                                   Sparta Surgical Corporation
                                     Statement of Changes in Stockholders' Equity (Deficit)
                                         For the Years Ended February 28, 2006 and 2005


                                                    Series A Cumulative
                                  1992 Redeemable   Redeemable Preferred
                                  Preferred Stock          Stock             Common Stock       Additional Paid   Accumulated
                                  Shares   Amount    Shares     Amount     Shares      Amount      In Capital       Deficit
                                  ---------------------------------------------------------------------------------------------
Balance at February 28, 2004      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $   15,467   $ 14,486,197   $ (15,697,918)

Preferred stock dividends paid

Net income/(loss)                                                                                                $     (22,990)

Balance at February 28, 2005      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $   15,467   $ 14,486,197   $ (15,720,908)
                                  ---------------------------------------------------------------------------------------------
Preferred stock dividends paid

Net income/(loss)                                                                                                $     209,179

Balance at February 28, 2006      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $   15,467   $ 14,486,197   $ (15,511,729)
                                  =============================================================================================




                                         See accompanying notes to financial statements.



                                                               14

                           Sparta Surgical Corporation
                             Statement of Cash Flows
                 For the Years Ended February 28, 2006 and 2005

                                                 2006                 2005
                                            ---------------     ----------------
Cash flows from operating activities
 Net income/(loss)                          $       209,179     $       (22,990)
 Adjustments to reconcile net gain/(loss)
   to net cash (used) by operating
   activities
 Gain on extinguishment of debt                    (307,709)
 Accounts payable and accrued expenses               98,530              22,990
                                            ---------------     ----------------
 Net cash (used) by operating activities           (209,179)             22,990
                                            ---------------     ----------------
 Cash flow from investing activities
 Net cash (used) by investing activities                  -                   -
                                            ---------------     ----------------

 Cash flows from financing activities
 Net cash provided by financing activities                -                   -
                                            ---------------     ----------------

 Net change in cash and cash equivalents           (209,179)             22,990
                                            ---------------     ----------------

 Cash and cash equivalents at beginning
  of year                                                 -                   -
                                            ---------------     ----------------

 Cash and cash equivalents at end of year   $             -     $             -
                                            ===============     ================


                 See accompanying notes to financial statements.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005

Note 1 - Description of Business and Summary of Significant Accounting Policies

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

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust, (the "Living Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, are due on June 15, 2006 and May 17, 2006, at 6% interest per annum. At the option of the Living Trust, the Convertible Notes are convertible at any time into 15,000,000 shares of Sparta's common stock, par value $0.002. On May 12, 2006, Living Trust agreed to extend payments on both principal and accrued interest under the Convertible Notes until December 20, 2006.

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 27, 2007 and the Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that Loan Shares may be issued.

In September 2005,  since the Company did not have sufficient funds to pay Allan
J. Korn, its President for his past services, the Company authorized to issue 5,443,415 shares of its Common Stock valued at $544.34 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years.

In February 2006, as a result of the statute of limitation on its trade payables, the Company recorded a gain of $307,709 on extinguishment of these debts.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005


Note 1 (continued)
Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of February 28, 2006, the Company had no cash equivalents.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through February 28, 2006. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company also has net operating loss carryforwards for tax reporting periods. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. The Company seeks to merge with an operating company and does not believe net operating loss carryforwards will be available to offset future taxable income after such merger.

Basic and Diluted Earnings per Common Shares

In accordance with Financial Accounting Standards Boards (FASB) No. 128, basic earnings per share computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. For the years ended February 28, 2006 and 2005 there is no difference between the basic and diluted income (loss) per share, as there were no dilutive stock options.

                                                     2006            2005

Numerator:
 Net Loss applicable to common
 stockholders                                   $    209,179     $   (22,990)

 Denominator
 Weighted average shares outstanding
  during the year                                  9,973,830        9,973,830


 Basic and diluted income/(loss) per
  common share                                  $      0.021     $    (0.002)

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005


Note 1 (continued)
Revenue Recognition

The Company recognized revenue when the products are shipped. Provision for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Recently Issued Accounting Pronouncements

In December 2004, the FASB approved Financial Accounting Standard 123R, "Share Based Payment, and Amendment of FASB Statements No. 123 and 95." The Standard covers the accounting transactions in which an enterprise pays for employee services with share-based payments including employee stock options. Under the Standard, all share-based payments would be treated as other forms of compensation by recognizing the related costs generally measured as the fair value at the date of grant in the income statement. The company does not believe that it will have a material effect of the Company's financial statements. This pronouncement will be effective for interim and year-end periods beginning after June 15, 2005.

Engagement of Independent Accountant.

On October 20, 2005, the Company's Board of Director, upon recommendation of its Audit Committee, appointed Marcia Fritz & Company as its new independent accountants.

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

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005


Note 1 (continued)
Fair Value of Financial Instruments

The fair value of accounts payable and accrued expenses approximates carrying value due to the short-term nature of such instruments. The fair value of debt obligations with related parties and individuals is not determinable due to the terms of the debt and there is no comparable market for such debt.

Concentration of Credit Risk

There are no financial statements that potentially subject the Company to significant concentrations of credit risk.

Note 2 - Going Concern

The  accompanying  financial  statements  have been  prepared on a going concern
basis  which   contemplates   the  realization  of  assets  and  liquidation  of
liabilities in the ordinary course of business.

During 2001 and 2002, the Company entered into and completed an agreement to sell all of its operating assets.

In September 2005, the Company entered into a Revolving Credit Facility. This Revolving Credit Facility allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum.

The Company intends to enter into an Agreement and Plan of Merger with an agreeable party, at which point the Company will merge with that company. However, there can be no assurance that the Company will finalize any agreement and/or plan of merger in the near future.

Note 3 - Related Party Transactions

Amount Due to Related Party

As of February 28, 2006, the Company had amounts due to Lender in the amount of $5,452 in connection with the $100,000 Revolving Credit Facility Agreement dated September 9, 2005.

As of February 28, 2006, in connection with the Company's Convertible Notes, the Company had amounts due, including accrued interest, to Living Trust in the amount of $442,375.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005


Note 3 (continued)

Current Notes payable consists of the following:

Credit Facility dated 9/9/05 for $100,000
  at 6% due February 27, 2007                                       $     5,452

6% note due in December 2006, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               198,718

6% note due in December 2006, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               181,568
                                                                    -----------

                                                                    $   385,738
                                                                    ===========

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

1992 Preferred Stock

The Company has authorized 165,000 shares of Non-Cumulative Convertible Preferred Stock (the "1992 Preferred Stock"). The holders of the 1992 Preferred Stock shall be entitled to receive non-cumulative dividends, at the rate of 10% per annum or $0.40 per share, for each year that the Company has net income after taxes. The holders of 1992 Preferred Stock are entitled to vote on all

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005


Note 4 - (continued)
matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the number of full shares of common stock into which the shares of 1992 Preferred Stock could be converted. Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of one share of common stock. Each preferred share is subject to redemption at the Company's option at $4.00 per share under certain conditions. The liquidation preference for the 1992 Preferred Stock is $4.00 per share.

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

Series AA Preferred Stock

The Company has authorized 875,000 shares of Series AA Convertible Redeemable Preferred Stock (the "Series AA Preferred Stock"). The holders of the Series AA Preferred Stock receive cumulative dividends at the annual rate of $0.28 per share, payable semi-annually. The holders of the Series AA Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series AA Preferred Stock has one vote. The Series AA Preferred Stock was convertible at any time through February 10, 2001 into shares of common stock at a rate of 9 shares of common stock for each two shares of Series AA Preferred Stock. The Series AA Preferred Stock will automatically be converted into common stock at this rate in the event that the daily average bid and ask price of common stock average $3.00 per share or more over a thirty consecutive day period through February 10, 2001. At any time subsequent to February 10, 2001, each two shares of Series AA Preferred Stock are redeemable at the Company's option, for cash at $10.00 or $8.00 plus any accrued and unpaid dividends in the event that the daily average bid and ask price of the common stock average at least $2.00 per share or $3.00 per share, respectively, over a thirty consecutive day period. The liquidation preference for the Series AA Preferred Stock is $4.00 per share. The 1992 Preferred Stock and Series A Preferred Stock carry liquidation rights senior to the Series AA Preferred Stock.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005


Note 5 - Stock Options and Warrants

The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the 1987 Stock Option Plan for an additional ten-year period, until October 1, 2007.

In January 2001, Company shareholders approved increasing the number of shares available under the Plan to 950,000. Options granted under the Plan generally vest within one year and terminate between five and ten years from the date of grant. As of February 28, 2006, there are no stock options outstanding under the Plan.

The Company has granted warrants to purchase common stock outside of the Plan to a consultant. In August 2001, the Company issued 1,500,000 warrants to purchase the Company's common stock at an exercise price of $0.15 to D.H. Blair & Co. The warrants expire on August 17, 2006.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         There have been no disagreements between the Company and its independent accountants on any matter of accounting principals or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

         The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:

         Name               Age       Position
         ----               ---       --------

         Allan J. Korn      63        Chief Executive Officer, Chief Financial
                                      Officer and Director

         Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has no audit or compensation committees.

         There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

         The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

         Allan J. Korn, a director of our Company since February 1994 and our Chief Executive Officer since 2003. From 1999 to Present he has been with Raritan Valley Community College and Kean University as Adjunct Associate Professor. He has been an Adjunct Professor in the School of Business Administration at Union County College from 1988-2000. From 1997 to 1999, he was Vice President of Sales and Marketing with A and Z Pharmaceutical, Inc. From 1995 to 1997 until he also held the position of Vice President of Marketing for Ohm Labs, Inc. From August 1975 until February 1995, he held various sales and marketing executive positions with DuPont Multi-Source Products, Inc. Mr. Korn earned a B.A. degree in Economic from Queens College, Flushing, New York and an M.B.A. degree in Marketing from Fairleigh Dickinson University. He only devotes such time as is necessary to our operations.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The Company's executive officer and director did not receive any compensation for the years ended February 28, 2004 or 2005 and does not currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

         The following table provides information on option grants during the year ended February 28, 2004 and 2005 to the named executive officer:

                                 % of Total Options
                        Options  Granted to Employees     Exercise   Expiration
   Individual Grants    Granted        in Year             Price       Date
   -----------------    -------  --------------------     --------   ----------

   Allan J. Korn         -0-             0%                  -           -
   Chief Executive
   Officer

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

         No stock options have been granted to or are owned by anyone, including the Company's executive officer and director.

Warrants Issued

         We granted warrants to purchase common stock outside the Plan to a consultant. In August 2001, we issued 1,500,000 warrants to purchase our Common Stock at an exercise price of $0.15 per share to D.H. Blair & Co. The warrants expire on August 17, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

         The following table sets forth the Common Stock ownership, as of the date of this Report, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. Each person's address is in care of the Company.

                                    Number of Shares of      Percentage of Class
     Name                           Common Stock Owned         of Common Stock
     --------------------------     -------------------      -------------------

     Allan J. Korn (1)                           0                        0%
     Thomas F. Reiner (2)                6,604,559                     66.2%
     All Officers and Directors
         as a Group (1 person)           6,604,559                     66.2 %

----------
(1)(2) In September 2005 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the LKDTBJP Living Trust and Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $100,000 through February 2007. The loans are unsecured, due on demand and bear interest at an annual rate of 6%. Borrowings under the Credit Agreement totaled $ 0 as of February 28, 2005. As consideration for the Credit Agreement, the Company agreed to issue 46,269,023 shares of its Common Stock to each of LKDTBJP and Agron at such time as the Company's authorized shares of Common Stock were increased to allow for such issuance.

         In September 2005 the Company agreed to issue 5,443,415 shares of its Common Stock to Mr. Korn valued at $.001 per share for services to the Company for acting as its Chief Executive Officer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

         In September 2005 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the LKDTBJP Living Trust, and with Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $100,000 through February 2007. The loans are unsecured, due on demand and bear interest at an annual rate of 6%. Borrowings under the Credit Agreement totaled $ 0 as of February 28, 2005. As consideration for the Credit Agreement, the Company agreed to issue 46,269,023 shares of its Common Stock to each of LKDTBJPK Living Trust and Agron at such time as the Company's authorized shares of Common Stock are increased to allow for such issuance.

         In September 2005 the Company agreed to issue 5,443,415 shares of its Common Stock to Mr. Korn valued at $.001 per share for services to the Company for acting as its Chief Executive Officer at such time as the Company's authorized shares of Common Stock are increased to allow for such issuance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.       Exhibits:  None

         b. Reports on Form 8-K: No Reports on Form 8-K were filed during the period covered by this Report.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls over financial reporting during our most recently completed quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         The following table shows fees paid or accrued by the Company for the audit and other services provided by the Company's accountants for the fiscal years ended February 28, 2004 and 2005.

                                                     2004         2005
                                                     ----         ----
        Audit fees for the year ended
        February 28 and fees for the review
        of financial statements included in
        quarterly reports on Form 10-QSB               0          3,750

        Audit related fees                             0            785

        Tax fees                                       0              0

        Other services fees                            0              0
                                                     -----        -----
            Total                                      0          4,535
                                                     =====        =====

         All services described above were approved by the Board of Directors, as the Company does not have an Audit Committee.

         The Board of Directors is responsible for reviewing and pre-approving both audit permissible non-audit services to be provided by the independent accountant. The pre-approval duty may be delegated to one or more designated members of the Board of Directors, provided that any pre-approval given by such delegate(s) must be reported to the Board of Directors at its next regularly scheduled meeting.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Brunswick, New Jersey, on July 13, 2006.

                                 SPARTA SURGICAL CORPORATION

                                  By: /s/ Allan J. Korn
                                      -----------------------------------------
                                         Allan J. Korn, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on July 13, 2006.


        Signature               Title
        ---------               -----

        Allan J. Korn           Chief Executive Officer, Chief Financial Officer
                                (Principal Accounting Officer) and Director

--------------------------------------------------------------------------------