Form 10QSB
period 2005-05-31
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

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

                  FOR THE QUARTERLY PERIOD ENDING: May 31, 2005

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

The Registrant had no revenues for its most recent fiscal year.
As of May 31, 2005, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.   Financial Information

          Item 1.    Financial Statements (Unaudited)                         3

                     Balance Sheet for the three months ended
                     May 31, 2005 (Unaudited)                                 3

                     Statements of Operations for the three months
                     ended May 31, 2005 and 2004 (Unaudited)                  4

                     Statements of Cash Flows for the three months
                     ended May 31, 2005 and 2004 (Unaudited)                  5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (Unaudited)                                             11

          Item 3.    Controls and Procedures                                 14

Part II.  Other Information and Change in Securities

          Item 1.    Legal Proceedings                                       14

          Item 2.    Change in Securities                                    14

          Item 3.    Default upon Senior Securities                          14

          Item 4.    Submission of Matters to Vote of Security Holders       14

          Item 5.    Other Information                                       14

          Item 6.    Exhibits and Signatures                                 15

                           Sparta Surgical Corporation
                                  Balance Sheet
                                  May 31, 2005
                                   (unaudited)

ASSETS                                                             $          -
                                                                   ------------


     TOTAL ASSETS                                                  $          -
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $    357,025
   Accrued Interest and Other                                            49,454
   Accrued Payroll
   Notes Payable to Trust                                               198,718
   Notes Payable to Trust                                               181,568
   Notes Payable to Credit Facility                                           -
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                          786,765
                                                                   ------------


STOCKHOLDERS' EQUITY
Preferred Stock:
   1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding                              330,132
   Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding                                                   111,272
   Series AA Cumulative Convertible Preferred Stock,
      875,000 shares authorized, none issued and outstanding
   Common Stock, $0.002 par value, 25,000,000 authorized and
     9,973,830 outstanding                                               15,467
   Additional Paid in Capital                                        14,486,197
   Accumulated Deficit                                              (15,729,765)
                                                                   ------------

     TOTAL STOCKHOLDERS' EQUITY                                        (786,765)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          -
                                                                   ============


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                            Statements of Operations
                                   (unaudited)

                                                     For the three months ended:
                                                    ---------------------------
                                                       May 31,         May 31,
                                                        2005            2004
                                                    -----------     -----------
Sales                                               $         -     $         -

Selling, General and Administrative Expenses                  -               -
                                                    -----------     -----------
Loss from Operations                                          -               -
                                                    -----------     -----------

Other Income (Expense):
     Interest Expense                                    (5,556)         (5,548)
     Gain on extinguishment of debt'                          -               -
                                                    -----------     -----------

     Total Other Income (Expense)                        (5,556)         (5,548)
                                                    -----------     -----------

     Loss before income taxes                       $    (5,556)    $    (5,548)

Income Tax Expense                                            -               -
                                                    -----------     -----------

     Net Income (Loss)                              $    (5,556)    $    (5,548)
                                                    ===========     ===========


     Weighted average shares                          9,973,830       9,973,830

Basic and Diluted Earnings per Share,
 Net income (loss) per share                              (0.00)          (0.00)


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                           For the three
                                                           months ended:
                                                       ---------------------
                                                        May 31,      May 31,
                                                         2005         2004
                                                       --------     --------

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                      $ (5,556)    $ (5,548)
                                                       --------     --------
Adjustments to reconcile operating income to net
 cash from operating activities:
     Gain on extinguishment of debt                           -            -
     Change in operating assets and
      liabilities:
       Accounts payable                                       -            -
       Accrued expenses                                   5,556        5,548
       Income taxes payable                                   -            -
       Notes payable                                          -            -
                                                       --------     --------

         Net cash from operating activities            $      -     $      -
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

For three months ended May 31, 2005 and 2004, there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

                                                          2005         2004
Numerator:                                            -----------   -----------
Net Loss applicable to common stockholders            $    (5,556)  $    (5,548)

Denominator
Weighted average shares outstanding during the year     9,973,830     9,973,830

Basic and diluted income/(loss) per common share            (0.00)        (0.00)

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

Note 3- Related Party

Amount Due to Related Party

As of May 31, 2005, in connection with the Company's Convertible Notes in the aggregate amount of $380,286 issued to LKDTBJP Living Trust (the "Living Trust"), the Company had amounts due, including accrued interest in the total amount of $429,740.

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

Note 5. Stock Options and Warrants

The 1987 Stock Option Plan (the"Plan7') provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the Plan for an additional ten-year period, until October 1, 2007.

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

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition. Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At May 31, 2005, our accumulated deficit was approximately $15,730,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,730,000 in cumulative net losses from inception.

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

Results of Operations

Three Months Ended May 31, 2005 as
Compared to Three Months Ended May 31, 2004.

We had no revenues for the Three Months Ended May 31, 2005 ("Three Months Fiscal 2006") and no revenues for the Three Months Ended May 31, 2004 ("Three Months Fiscal 2005") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002.

As a result, we incurred no selling, general and administrative, depreciation and amortization expenses for the Three Months Fiscal 2006 and for the Three Months Fiscal 2005.

Total Other Expense for the Three Months Fiscal 2006 was $5,556, an increase of $8 as compared to $5,548 for Three Months Fiscal 2005. The Total Other Expense is attributed to interest expenses relating to Notes Payables.

As a result of the foregoing, the net loss for the Three Months Fiscal 2006 was $5,556, an increase of $8 as compared to net loss of $5,548 for the Three Months Fiscal 2005. The net loss for Three Months Fiscal 2006 is attributed to interest expenses.

Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues fiom operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation.

Our working capital at August 31, 2005 was negative in deficit. As a non-operating public company, or a shell entity, the Company expenses which consists of primarily legal and accounting fees were accrued and not paid as we continue to suffer from a deficiency in available working capital.

On June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on December 20, 2006. The Notes carry a 6% interest per annum and the option of Living Trust the Notes are convertible at any time into 3,000,000 shares of the Company's common stock, valued at $300.00 to Living Trust.

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


Sparta Surgical Corporation
       (Registrant)

Date: June 29, 2006                                    By: /s/ Allan J. Korn
                                                       -------------------------
                                                       Allan J. Korn
                                                       Chief Executive Officer
                                                       Chief Financial Officer
                                                       Director

--------------------------------------------------------------------------------