Form 10QSB
period 2005-08-31
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

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

                FOR THE QUARTERLY PERIOD ENDING: August 31, 2005

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

The Registrant had no revenues for its most recent fiscal year.
As of August 31, 2005, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.   Financial Information

          Item 1.    Financial Statements (Unaudited)                         3

                     Balance Sheet for the six months ended
                     August 31, 2005 (Unaudited)                              3

                     Statements of Operations for the three and six
                     months ended August 31, 2005 and 2004 (Unaudited)        4

                     Statements of Cash Flows for the six months
                     ended August 31, 2005 and 2004 (Unaudited)               5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (Unaudited)                                             11

          Item 3.    Controls and Procedures                                 14

Part II.  Other Information and Change in Securities

          Item 1.    Legal Proceedings                                       15

          Item 2.    Change in Securities                                    15

          Item 3.    Default upon Senior Securities                          15

          Item 4.    Submission of Matters to Vote of Security Holders       15

          Item 5.    Other Information                                       15

          Item 6.    Exhibits and Signatures                                 15

                           Sparta Surgical Corporation
                                  Balance Sheet
                                 August 31, 2005
                                   (unaudited)

ASSETS                                                             $          -
                                                                   ------------


     TOTAL ASSETS                                                  $          -
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $    357,025
   Accrued Interest and Other                                            55,101
   Accrued Payroll
   Notes Payable to Trust                                               198,718
   Notes Payable to Trust                                               181,568
   Notes Payable to Credit Facility                                           -
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                          792,412
                                                                   ------------


STOCKHOLDERS' EQUITY
Preferred Stock:
   1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding                              330,132
   Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding                                                   111,272
   Series AA Cumulative Convertible Preferred Stock,
      875,000 shares authorized, none issued and outstanding
   Common Stock, $0.002 par value, 25,000,000 authorized and
     9,973,830 outstanding                                               15,467
   Additional Paid in Capital                                        14,486,197
   Accumulated Deficit                                              (15,735,480)
                                                                   ------------

     TOTAL STOCKHOLDERS' EQUITY                                        (792,412)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          -
                                                                   ============


                 See accompanying notes to financial statements


                                   Sparta Surgical Corporation
                                    Statements of Operations
                                           (unaudited)


                                       For the three months ended:    For the six months ended:
                                       --------------------------    --------------------------
                                       August 31,      August 31,     August 31,     August 31,
                                          2005            2004           2005           2004
                                       -----------    -----------    -----------    -----------
Sales                                  $         -    $         -    $         -    $         -

Selling, General and
 Administrative Expenses                         -              -              -              -
                                       -----------    -----------    -----------    -----------
Loss from Operations                             -              -              -              -
                                       -----------    -----------    -----------    -----------

Other Income (Expense):
     Interest Expense                       (5,555)        (5,547)       (11,111)       (11,095)
     Gain on extinguishment of debt'             -              -              -              -
                                       -----------    -----------    -----------    -----------

     Total Other Income (Expense)           (5,555)        (5,547)       (11,111)       (11,095)
                                       -----------    -----------    -----------    -----------

     Loss before income taxes          $    (5,555)   $    (5,547)   $   (11,111)   $   (11,095)

Income Tax Expense                               -              -              -              -
                                       -----------    -----------    -----------    -----------

     Net Income (Loss)                 $    (5,555)   $    (5,547)   $   (11,111)   $   (11,095)
                                       ===========    ===========    ===========    ===========


     Weighted average shares             9,973,830      9,973,830      9,973,830      9,973,830

Basic and Diluted Earnings per Share,
 Net income (loss) per share                 (0.00)         (0.00)         (0.00)         (0.00)


                         See accompanying notes to financial statements


                                                4

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                      For the six months ended:
                                                      -------------------------
                                                      August 31,    August 31,
                                                         2005         2004
                                                       ---------    ---------

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                      $ (11,911)   $ (11,095)
                                                       ---------    ---------
Adjustments to reconcile operating income to net
 cash from operating activities:
     Gain on extinguishment of debt                            -            -
     Change in operating assets and
      liabilities:
       Accounts payable                                        -            -
       Accrued expenses                                   11,911       11,095
       Income taxes payable                                    -            -
       Notes payable                                           -            -
                                                       ---------    ---------

         Net cash from operating activities            $       -    $       -
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

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through August 31, 2005. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company also has net operating loss carryforwards for tax reporting periods. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. The Company seeks to merge with an operating company and does not believe net operating loss carryforwards will be available to offset future taxable income after such merger.

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

For six months ended August 31, 2005 and 2004, there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

                                                          2005         2004
Numerator:                                            -----------   -----------
Net Loss applicable to common stockholders            $   (11,911)  $   (11,095)

Denominator
Weighted average shares outstanding during the year     9,973,830     9,973,830
Basic and diluted income/(loss) per common share            (0.00)        (0.00)

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

Note 3- Related Party

Amount Due to Related Party

As of August 31, 2005, in connection with the Company's Convertible Notes in the aggregate amount of $380,286 issued to LKDTBJP Living Trust (the "Living Trust"), the Company had amounts due, including accrued interest in the total amount of $435,387.

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At August 31, 2005, our accumulated deficit was approximately $15,735,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,735,000 in cumulative net losses from inception.

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

Results of Operations

Three Months Ended August 31, 2005 as
Compared to Three Months Ended August 31, 2004.

We had no revenues for the Three Months Ended August 31, 2005 ("Three Months Fiscal 2006") and no revenues for the Three Months Ended November 30, 2004 ("Three Months Fiscal 2005") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002.

As a result, we incurred no selling, general and administrative, depreciation and amortization expenses for the Three Months Fiscal 2006 and for the Three Months Fiscal 2005.

Total Other Expense for the Three Months Fiscal 2006 was $5,555, an increase of $8 as compared to $5,547 for Three Months Fiscal 2005. The Total Other Expense is attributed to our interest expenses relating to our Notes Payables.

As a result of the foregoing, the net loss for the Three Months Fiscal 2006 was $5,555, an increase of $8 as compared to net loss of $5,547 for the Three Months Fiscal 2005. The net loss for Three Months Fiscal 2006 is attributed interest expenses.

Six Months Ended August 31, 2005 as
Compared to Six Months Ended August 31, 2004.

We had no revenues for the Six Month Ended August 31, 2005 ("Second Quarter Fiscal 2006") and no revenues for the Six Months Ended August 31, 2004 ("Second Quarter Fiscal 2005") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002. Therefore, we incurred no selling, general and administrative, depreciation and amortization expenses during these periods.

Total Other Expense for the Second Quarter Fiscal 2006 was $11,111, an increase of $16 as compared to $11,095 for the Second Quarter Fiscal 2005. Total Other Expense is attributed to interest expense relating to our Notes Payable.

As a result of the foregoing, the net loss for the Second Quarter Fiscal 2006 was $11,911, an increase of $816 as compared to net loss of $11,095 for the Second Quarter Fiscal 2005. The increase in net loss of $816 for the Second Quarter Fiscal 2006 is attributed to interest and income tax expenses.

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

Our working capital at August 31, 2005 was negative in deficit. As a non-operating public company, or a shell entity, the Company's expenses, which consists of primarily legal and accounting fees, were accrued and not paid as we continue to suffer from a deficiency in available working capital.

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