Form 10KSB
period 2006-02-28
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2006

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

                          5445 DTC Parkway, Suite 520
                          Greenwood Village, CO 80111
                        --------------------------------
                    (Address of principal executive offices)

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

                       (1) Yes X      No        (2) Yes X      No

         As of June 30, 2006, 9,973,830 shares of the Registrant's no par value Common Stock were outstanding.

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

         The aggregate market value of the Common Stock held by non-affiliates as of February 28, 2006 was approximately $1000.

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

Operation of the Company

         The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business at 16 Boston Post Road, East Brunswick, New Jersey 08816. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in California. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained in New Jersey, or that shareholders' meetings will be held in California.

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

The Company's Office

         The Company's office is located at 16 Boston Post Road, East Brunswick, New Jersey 08816, and the telephone number is (848) 391-2893. The Company's office is located in the office of Allan J. Korn, its Chief Executive Officer, and is provided to the company at no cost. The Company's office will remain in Mr. Korn's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

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

         As of June 30, 2006, we had approximately 500 holders of record of its Common Stock and there were 9,973,830 shares of its Common Stock outstanding and we had authorized capital stock consisted of 25,000,000 shares of Common Stock $0.002 par value, 82,533 Preferred Stock, $4.00 par value shares outstanding and 27,818 Series A Cumulative Convertible Redeemable Preferred Stock shares outstanding. For further description of these Preferred Stock see Item 7 Financial Statements.

Warrants Issued

         We granted to purchase Common Stock outside the Plan to a consultant. In August 2001, we issued 1,500,000 warrants to purchase our Common Stock at an exercise price of $0.15 per share to D.H. Blair & Co. The warrants expire on August 17, 2006.

Dividend Policy

         The Company has not paid any dividends on its Common Stock since its inception. The Company intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB, Quarterly Reports an Form 10-QBS and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

These statements relate to the future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, performance or achievements to be materially different from these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and may be beyond our control. Although we believe that the assumption could be inaccurate, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to accurate. The following discussions should read in conjuction with the unaudited Financial Statement contained in 10-QSB and notes thereto. We disclaim any intent or obligation to update these forward-looking statements.

We are a non-operating public company and we incorporated in Delaware on March 23, 1984. In October 2001 and May 2002, we divested substantially all of our assets and ceased operations on May 2, 2002. As a result, we retained no assets after ceasing operation, and have performed only administrative duties as a transitory, or shell, corporation. At February 2006, our accumulated deficit was approximately ($15,511,700).

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause and actual results to differ materially from those contained in the forward-looking statements in this Form 10-KSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption we are intended to serve as a cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect in our non-operating business, operating results, and financial condition.

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and cant assume future profitability. At February 28, 2006, our accumulated deficit was approximately ($15,511,700).

We have incurred operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially all of our assets and we have no revenues.

There is no significant trading market for our common stock.

Our common stock is not eligible for trading on any national or regional exchange and has been quoted in the Pink Sheet of the National Quotation Services.

Because our common stock is classified as "penny stock" , trading is limited and the common stock price declined to virtually no value and therefore, is very difficult to sell.

Because our common stock falls under the definition of "penny stock", trading in our common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock.

One of our current stockholders has significant influence over our management and directors and may take actions that may not be in the best interest of other stockholders.

Our co-founder beneficially owns approximately 66% of common stock. Therefore, he will be able among other things, to elect directors.

Year Ended February 28, 2006 as compared to Year Ended February 28, 2005

We had no revenues for Year Ended February 28, 2006 ("YE 2006") and no revenues for Year Ended February 28, 2005 ("YE 2005") as we divested substantially all of our assets and ceased operations on May 2, 2002.

Selling, general and administrative ("SG&A") expenses for YE 2006 were $75,508, as compared to no expenses for YE 2005. The increase in SG & A expenses for YE 2006 is primarily due to legal, accounting, audit fees, accrued payroll interest expenses and stock transfer fee.

Total Other Income (Expenses) for YE 2006 expenses were $285,487, an increase of $263,297 as compared to $22,190 for YE 2005. The Total Other Income is attributed primarily to the Gain on Extinguishment of Debt as a result of the statute of limitation on our trade payables, as we recorded a gain of $307,709 on extinguishment of these debts.

As a result of the foregoing, the net income for YE 2006 was $209,179, an increase of $232,169 from a net loss of $22,990 for YE 2005.

Basic and diluted loss per share were $0.021 for YE 2006 as compared to $(0.002) for YE 2005.

Liquidity and Capital Resources

Since inception, our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of our securities. As of February 28, 2006, we had federal and state net operating loss carry forwards of approximately of $15,511,720. Our net operating loss carry forwards, if not utilized, will expire at various dates through the year 2019.

In June 2002 and March 2004, we issued to LKDTBJP Living Trust, (the "Living Trust") various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both prinicipal and accrued interest are due on December 20, 2006. The Convertible Notes accrue at 6% interest per annum and at the option of the holder of the Convertible Notes may at any time convert the debt into 3,000,000 shares of Sparta's common stock, valued at $300.00 to Living Trust.

In September 2005, we entered into a Revolving Credit Facility Agreement with Gary A Agron ("Agron") and Living Trust (collectively the "Lender") which allows us to borrow up to $100,000 at 6% interest per annum (borrowing is subject at the sole option of Agron and Living Trust). In consideration of Agron and Living Trust providing us with a revolving credit up to $100,000, we agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of our Common Stock. We further acknowledge that we do not have sufficient shares of Common Stock authorized for the issuance of the loan shares, that we shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend our Certificate of Incorporation to authorize shares of our Common Stock so that the loan shares may be issued.

In September 2005, since we did not have sufficient funds to pay Allan J. Korn, our President for his past services, we authorized to issue 5,443,415 shares of our Common Stock valued at $544.34 to Mr. Korn, who acted as our sole officer and director without compensation for the past four years.

In February 2006, as a result of the statute of limitation on our trade payables, we recorded a gain of $307,709 on extinguishment of these debts.

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

/s/ Marcia Fritz & Company
May 12, 2006
Citrus Heights, California

                     Sparta Surgical Corporation
                            Balance Sheet
                          February 28, 2006


Assets                                                          $             -
                                                                ================

Liabilities and Stockholders' Equity

Current Liabilities
          Accounts payable                                      $       116,803
          Accrued interest and other                                     66,120
          Notes payable - living trust                                  380,286
          Notes payable - credit facility                                 5,452
                                                                ----------------

Total Current Liabilities                                               568,661

Total Liabilities                                                       568,661
                                                                ----------------

Stockholders' Equity
          Preferred stock: $4.00 par value,
                 2,000,000 shares authorized; 1992 non-
                 cumulative convertible redeemable
                 preferred stock; 165,000 shares
                 authorized, 82,533 shares issued and
                 outstanding                                            330,132
          Series A cumulative convertible redeemable
                 preferred stock; 30,000 shares
                 authorized, 27,818 shares issued and
                 outstanding                                            111,272
          Common stock, $0.002 par value, 25,000,000
                 authorized, 9,973,830 issued and
                 outstanding                                             15,467
          Additional paid in capital                                 14,486,197
          Accumulated deficit                                       (15,511,729)
                                                                ----------------

Total Stockholders' Equity                                             (568,661)
                                                                ----------------

Total Liabilities and Stockholders' Equity                      $             -
                                                                ================



                 See accompanying notes to financial statements.

                          Sparta Surgical Corporation
                           Statements of Operations
                For the Years Ended February 28, 2006 and 2005


                                                 2006                 2005
                                            ---------------     ----------------

 Net sales                                  $             -     $             -
 Cost of sales                                            -                   -
                                            ---------------     ----------------

 Gross profit                                             -                   -
                                            ---------------     ----------------

      Selling, general and administrative
        expenses                                     75,508                   -

 Loss from operations                               (75,508)                  -
                                            ---------------     ----------------

 Other income (expense)
      Interest expense                              (22,222)            (22,190)
      Gain on extinguishment of debt                307,709                   -
                                            ---------------     ----------------

      Total Other Income (Expense)                  285,487             (22,190)
                                            ---------------     ----------------

      Income/(loss) before income taxes             209,979             (22,190)
                                            ---------------     ----------------

 Income tax expense                                    (800)               (800)
                                            ---------------     ----------------

      Net income/(loss)                     $       209,179     $       (22,990)

      Preferred stock dividends                           -                   -

      Net income/(loss) applicable to
        common stockholders                 $       209,179     $       (22,990)

      Basic and diluted net income/(loss)
        per common share                    $         0.021     $        (0.002)

      Weighted average shares used to
        calculate basic and diluted net
        loss per common share                     9,973,830            9,973,830



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

                                                        2006            2005
Numerator:                                          -----------     -----------
 Net Loss applicable to common
 stockholders                                       $   209,179     $   (22,990)

 Denominator
 Weighted average shares outstanding
  during the year                                     9,973,830       9,973,830


 Basic and diluted income/(loss) per
  common share                                      $     0.021     $    (0.002)

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

         The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

         Allan J. Korn, a director of our Company since February 1994 and our Chief Executive Officer since 2003. From 1999 to Present he has been with Raritan Valley Community College and Kean University as Adjunct Associate Professor. He has been an Adjunct Professor in the School of Business Administration at Union County College from 1988-2000. From 1995 to 1997, he was Vice President of Sales and Marketing with A and Z Pharmaceutical, Inc. From 1995 until 1997 he also held the position of Vice President of Marketing for Ohm Labs, Inc. From March 1985 until September 1993, he held various sales and marketing executive positions with DuPont Multi-Source Products, Inc. Mr. Korn earned a B.A. degree in Economic from Queens College, Flushing, New York and an M.B.A. degree in Marketing from Fairleigh Dickinson University. He only devotes such time as is necessary to our operations.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The Company's executive officer and director did not receive any compensation for the years ended February 28, 2005 or 2006 and does not currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

         The following table provides information on option grants during the year ended February 28, 2005 and 2006 to the named executive officer:

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


                                       Number of Shares of   Percentage of Class
        Name                           Common Stock Owned      of Common Stock
        ----                           -------------------   -------------------

        Allan J. Korn (1)                           0                    0%
        Thomas F. Reiner (2)                6,604,559                 66.2%
        All Officers and Directors
            as a Group (1 person)           6,604,559                 66.2%
--------------

(1) (2) In September 2005 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the LKDTBJP Living Trust, and Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $100,000 through February 2007. The loans are unsecured, due on demand and bear interest at an annual rate of 6%. Borrowings under the Credit Agreement totaled $ 5,452 as of February 28, 2006. As consideration for the Credit Agreement, the Company agreed to issue 46,269,023 shares of its Common Stock to each of LKDTBJP Living Trust and Agron, valued at $9,253.80 (collectively "Lender"), such time as the Company's authorized shares of Common Stock were increased to allow for such issuance.

         In September 2005 the Company agreed to issue 544.34 shares of its Common Stock to Mr. Korn valued at $544.34 per share for services to the Company for acting as its Chief Executive Officer.

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

         In September 2005 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the LKDTBJP Living Trust, and with Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $100,000 through February 2007. The loans are unsecured, due on demand and bear interest at an annual rate of 6%. Borrowings under the Credit Agreement totaled $ 5,452 as of February 28, 2006. As consideration for the Credit Agreement, the Company agreed to issue 46,269,023 shares of its Common Stock to each of LKDTBJP Living Trust and Agron at such time as the Company's authorized shares of Common Stock are increased to allow for such issuance.

         In September 2005 the Company agreed to issue 5,443,415 shares of its Common Stock to Mr. Korn valued at $.001 per share for services to the Company for acting as its Chief Executive Officer at such time as the Company's authorized shares of Common Stock are increased to allow for such issuance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.       Exhibits:

                  Exhibit No.       Description
                  -----------       -----------

                       10.1 Revolving Credit Agreement with LKDTBJP Living Trust and Gary A. Agron dated September 2005
                       31.1 Certification of Chief Executive Officer/ Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                       32.1 Certification of Chief Executive Officer/ Chief Financial Officer pursuant to U.S.C.
                                   Section 1350 as adopted pursuant to Section
                                   906 of the Sarbanes-Oxley Act of 2002

         b.       Reports on Form 8-K.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         The following table shows fees paid or accrued by the Company for the audit and other services provided by the Company's accountants for the fiscal years ended February 28, 2005 and 2006.

                                                         2005           2006
                                                         ----           ----
Audit fees for the year ended February 28 and
fees for the review of financial statements
included in quarterly reports on Form 10-QSB            3,750          3,750

Audit related fees                                        785            790

Tax fees                                                    0              0

Other services fees                                         0              0
                                                        -----          -----

    Total                                               4,535          4,540
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

                                    SPARTA SURGICAL CORPORATION

                                     By: /s/ Allan J. Korn
                                        ----------------------------------
                                            Allan J. Korn, Chief Executive
                                            Officer

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