Form 10QSB
period 2006-05-31
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

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

                  FOR THE QUARTERLY PERIOD ENDING: May 31, 2006

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

The Registrant had no revenues for its most recent fiscal year.
As of May 31, 2006, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.   Financial Information

          Item 1.    Financial Statements (Unaudited)                         3

                     Balance Sheet for the three months ended
                     May 31, 2006 (Unaudited)                                 3

                     Statements of Operations for the three months
                     ended May 31, 2006 and 2005 (Unaudited)                  4

                     Statements of Cash Flows for the three months
                     ended May 31, 2006 and 2005 (Unaudited)                  5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (Unaudited)                                             11

          Item 3.    Controls and Procedures                                 14

Part II.  Other Information and Change in Securities

          Item 1.    Legal Proceedings                                       15

          Item 2.    Change in Securities                                    15

          Item 3.    Default upon Senior Securities                          15

          Item 4.    Submission of Matters to Vote of Security Holders       15

          Item 5.    Other Information                                       15

          Item 6.    Exhibits and Signatures                                 15

                           Sparta Surgical Corporation
                                  Balance Sheet
                                  May 31, 2006
                                   (unaudited)

ASSETS                                                             $          -
                                                                   ------------


     TOTAL ASSETS                                                  $          -
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $    116,744
   Accrued Interest and Other                                            71,797
   Notes Payable to Trust                                               198,718
   Notes Payable to Trust                                               181,568
   Notes Payable to Credit Facility                                       8,935
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                          577,762
                                                                   ------------


STOCKHOLDERS' EQUITY
Preferred Stock:
   1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding                              330,132
   Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding                                                   111,272
   Series AA Cumulative Convertible Preferred Stock,
      875,000 shares authorized, none issued and outstanding
   Common Stock, $0.002 par value, 25,000,000 authorized and
     9,973,830 outstanding                                               15,467
   Additional Paid in Capital                                        14,486,197
   Accumulated Deficit                                              (15,520,830)
                                                                   ------------

     TOTAL STOCKHOLDERS' EQUITY                                        (577,762)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          -
                                                                   ============


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                            Statements of Operations
                                   (unaudited)

                                                     For the three months ended:
                                                    ---------------------------
                                                       May 31,         May 31,
                                                        2006            2005
                                                    -----------     -----------
Sales                                               $         -     $         -

Selling, General and Administrative Expenses              3,484               -
                                                    -----------     -----------
Loss from Operations                                      3,484               -
                                                    -----------     -----------

Other Income (Expense):
     Interest Expense                                    (5,677)         (5,556)
     Gain on extinguishment of debt'                          -               -
                                                    -----------     -----------

     Total Other Income (Expense)                        (5,677)         (5,556)
                                                    -----------     -----------

     Loss before income taxes                       $    (9,161)    $    (5,556)

Income Tax Expense                                            -               -
                                                    -----------     -----------

     Net Income (Loss)                              $    (9,161)    $    (5,556)
                                                    ===========     ===========


     Weighted average shares                          9,973,830       9,973,830

Basic and Diluted Earnings per Share,
 Net income (loss) per share                              (0.00)          (0.00)


                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                           For the three
                                                           months ended:
                                                       ---------------------
                                                        May 31,      May 31,
                                                         2006         2005
                                                       --------     --------

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                      $ (9,161)    $ (5,556)
                                                       --------     --------
Adjustments to reconcile operating income to net
 cash from operating activities:
     Gain on extinguishment of debt                           -            -
     Change in operating assets and
      liabilities:
       Accounts payable                                       -            -
       Accrued expenses                                   9,161        5,556
       Income taxes payable                                   -            -
       Notes payable                                          -            -
                                                       --------     --------

         Net cash from operating activities            $      -     $      -
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

Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the three months ended May 31, 2006 as compared to what was previously disclosed.

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

For three months ended May 31, 2006 and 2005, there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

                                                          2006          2005
Numerator:                                            -----------   -----------
Net Loss applicable to common stockholders            $    (9,161)  $    (5,556)

Denominator
Weighted average shares outstanding during the year     9,973,830     9,973,830

Basic and diluted income/(loss) per common share            (0.00)        (0.00)

Revenue Recognition

The Company recognized revenue when the products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related revenues are recorded.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the canying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

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

Note 3- Related Party

Amount Due to Related Party

As of May 31, 2006, in connection with the Company's Convertible Notes in the aggregate amount of $380,286 issued to LKDTBJP Living Trust (the "Living Trust") and the $100,000 Credit Facility by and between Gary A. Agron and Living Trust and the Company, the Company had amounts due, including accrued interest in the total amount of $452,083.

Note 4- Stockholders' Equity

Preferred Stock

The authorized Preferred Stock of the Company consists of 2,000,000 shares, $4.00 par value. The Preferred Stock may be issued in series from time to time with such designations, rights, preferences, and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of Preferred Stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends terms of redemption, amounts payable on liquidation, sinking h d provisions, conversion rights and voting rights.

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At May 31, 2006, our accumulated deficit was approximately $15,521,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,521,000 in cumulative net losses from inception.

There is no significant trading market for our common stock.

Our common stock is not eligible for trading on any national or regional exchange as we were delisted from the OTC Bulletin Board on July 2001. Our common stock has no trading activity on the non NASDAQ Other OTC (Pink Sheet unqualified) pursuant to Rule 15c2-11of the Securities Exchange Act of 1934.

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

Results of Operations

Three Months Ended May 31, 2006 as
Compared to Three Months Ended May 31, 2005.

We had no revenues for the Three Months Ended May 31, 2006 ("Three Months Fiscal 2007") and no revenues for the Three Months Ended May 31, 2005 ("Three Months Fiscal 2006") due to the Company divesting substantially all of its assets and ceased operations on May 2, 2002.

Selling, general and administrative ("SG&A") expenses for the Three Months Fiscal 2007 were $3,484, an increase of $3,484 as compared to expenses for the Three Months Fiscal 2006. The increase in SG&A expenses for the Three Months Fiscal 2007 is primarily due to legal and accounting fees.

Total Other Expense for the Three Months Fiscal 2007 was $5,677, an increase of $21 as compared to $5,556 for Three Months Fiscal 2006. The Total Other Expense is attributed to our accrued interest expenses relating to our Notes Payables and our $100,000 Credit Facility.

As a result of the foregoing, the net loss for the Three Months Fiscal 2007 was $9,161, an increase of $3,605 as compared to net loss of $5,556 for the Three Months Fiscal 2004. The net loss for Three Months Fiscal 2007 is attributed to legal and accounting fees and interest expenses.

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

Our working capital at May 31, 2006 was negative in deficit. As a non-operating public company, or a shell entity, the Company expenses which consists of primarily legal and accounting fees were accrued and not paid as we continue to suffer from a deficiency in available working capital.

On June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on December 20, 2006. The Notes carry a 6% interest per mum and are convertible at any time into 3,000,000 shares of our common stock, valued at $300.00 to Living Trust.

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Agron and Living Trust (collectively the "Lender"). At the sole discretion of the Lender, this Agreement allows the Company to borrow up to $1 00,000 with interest charged at 6% per mum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,626,023 shares for a total of 92,538,046 to Lender shares of the Company's common stock valued at $9,253.80. The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that Loan shares may be issued.

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