Form 10QSB
period 2006-08-31
SPARTA SURGICAL CORP
filed 2006-09-11
CIK 819981

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

                FOR THE QUARTERLY PERIOD ENDING: August 31, 2006

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

                                  848-391-2893
                           (Issuer's Telephone Number)

Check whether the issuer (I) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( ).

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

The Registrant had no revenues for its most recent fiscal year. As of August 31, 2006, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.   Financial Information

          Item 1.    Financial Statements (Unaudited)                         3

                     Balance Sheet for the six months ended
                     August 31, 2006 (Unaudited)                              3

                     Statements of Operations for the three months and
                     six months ended August 31, 2006 and 2005 (Unaudited)    4

                     Statements of Cash Flows for the six months
                     ended August 31, 2006 and 2005 (Unaudited)               5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations
                     (Unaudited)                                             11

          Item 3.    Controls and Procedures                                 15

Part II.  Other Information and Change in Securities

          Item 1.    Legal Proceedings                                       15

          Item 2.    Change in Securities                                    15

          Item 3.    Default upon Senior Securities                          15

          Item 4.    Submission of Matters to Vote of Security Holders       15

          Item 5.    Other Information                                       15

          Item 6.    Exhibits and Signatures                                 16

                           Sparta Surgical Corporation
                                  Balance Sheet
                                 August 31, 2006
                                   (unaudited)



ASSETS                                                         $              -
                                                               -----------------


      TOTAL ASSETS                                             $              -
                                                               =================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                           $        195,141
    Accrued Interest and Other                                           77,457
    Notes Payable to Trust                                              198,718
    Notes Payable to Trust                                              181,568
    Notes Payable to Credit Facility                                     27,268
    Dividend Payable on Preferred Stock                                  83,840
                                                               -----------------

      TOTAL CURRENT LIABILITIES                                         763,992
                                                               -----------------


STOCKHOLDERS' EQUITY
    Preferred Stock:
      1992 Non-cumulative Convertible
         Redeemable Preferred Stock, 165,000 shares
         authorized, 82533 shares issued and
         outstanding                                                    330,132
      Series A Cumulative Convertible Preferred Stock,
         30,000 shares authorized, 27,818 shares issued
         and outstanding                                                111,272
      Series AA Cumulative Convertible Preferred Stock,
         875,000 shares authorized, none issued and
         outstanding                                                          -
    Common Stock, $0.002 par value, 25,000,000 authorized
         and 9,973,830 outstanding                                       15,467
    Additional Paid in Capital                                       14,486,197
    Accumulated Deficit                                             (15,707,060)
                                                               -----------------

      TOTAL STOCKHOLDERS' EQUITY                                       (763,992)
                                                               -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $              -
                                                               =================


                See accompanying notes to financial statements.

                                               Sparta Surgical Corporation
                                                Statements of Operations
                                                       (unaudited)


                                                  For the three months ended:           For the six months ended:


                                              August 31, 2006    August 31, 2005    August 31, 2006    August 31, 2005
                                              -------------------------------------------------------------------------
Sales                                         $             -    $             -    $             -    $             -

Selling, General and Administrative
  Expenses                                             87,569                  -             91,053                  -
                                              -------------------------------------------------------------------------

Loss from Operations                                   87,569                  -             91,053                  -
                                              -------------------------------------------------------------------------

Other Income (Expense):
   Interest Expense                                    (5,660)            (5,556)           (11,337)           (11,111)
   Gain on extinguishment of debt'                          -                  -                  -                  -
                                              -------------------------------------------------------------------------

   Total Other Income (Expense)                        (5,660)            (5,556)           (11,337)           (11,111)
                                              -------------------------------------------------------------------------

   Loss before income taxes                           (93,229)            (5,556)          (102,390)           (11,111)

Income Tax Expense                                          -                  -                  -               (800)
                                              -------------------------------------------------------------------------

   Net Loss                                           (93,229)            (5,556)          (102,390)           (11,911)

Cumulative Preferred Dividends                        (83,840)                 -            (83,840)                 -

   Net Loss to Common Shareholders            $      (177,069)   $        (5,556)   $      (186,230)   $       (11,911)
                                              =========================================================================

   Weighted average shares                          9,973,830          9,973,830          9,973,830          9,973,830

Basic and Diluted Earnings per Share,
   Net income (loss) per share                          (0.01)             (0.00)             (0.01)             (0.00)




                                     See accompanying notes to financial statements


                                                            4

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                  (unaudited)



                                                  For the six months ended:

                                              August 31, 2006   August 31, 2005
RECONCILIATION OF INCOME FROM OPERATIONS
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:

  Net income (loss)                           $      (186,230)  $       (11,911)
                                              ----------------------------------
  Adjustments to reconcile operating
    income to net cash from operating
    activities:
       Gain on extinguishment of debt                       -                 -
       Change in operating assets and
        liabilities:
         Accounts payable                                   -                 -
         Accrued expenses                             186,230            11,911
         Income taxes payable                               -                 -
         Notes payable                                      -                 -
                                              ----------------------------------

           Net cash from operating
            activities                        $             -   $             -
                                              ==================================





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

In September 2005, the Company entered into a secured Revolving Credit Facility Agreement (the"Agreement') with Gary A. Agron and the Living Trust (collectively the "Lender"). As a consideration for the secured Credit Facility, the Company agreed that the Lender shall have a first priority security interest in the Company's assets. Subject to certain conditions, the Agreement allows the Company to borrow up to $100,000 with interest charged at 6% per annum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. The Company further agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's common stock valued at $9,253.80 to Lender as of August 31, 2005 (the "Loan Shares"). The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that the Loan shares may be issued/

In September 2005, since the Company did not have sufficient funds to pay Allan
J. Korn, its President for his past services, the Company authorized to issue 5,443,415 shares of its Common Stock valued at $544.34 as of August 31, 2005 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years.

Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the six months ended August 31, 2006 as compared to what was previously disclosed.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through August 31, 2006. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. The Company seeks to merge with an operating company and does not believe net operating loss carryforwards will be available to offset future taxable income after such merger.

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

For six months ended August 31, 2006 and 2005, there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

                                                          2006          2005
Numerator:                                             ----------    ----------
Net Loss applicable to common stockholders             $ (177,069)   $   (5,556)

Denominator
Weighted average shares outstanding during the year     9,973,830     9,973,830

Basic and diluted income/(loss) per common share            (0.01)        (0.00)

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

Fair Value of Financial Instrument

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

Note 3- Related Party

Amount Due to Related Party

As of August 31, 2006, in connection with the Company's Convertible Notes in the aggregate amount of $380,286 issued to Living Trust, the Company had amounts due, including accrued interest in the total amount of $457,743.

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

The Company has granted warrants to purchase common stock outside of the Plan to a consultant. In August 2001, the Company issued 1,500,000 warrants to purchase Company's common stock at an exercise price of $0.15 to D.H. Blair & Co. The warrants expired on August 7, 2006.

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

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition. Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At August 31, 2006, our accumulated deficit was approximately $15,707,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and will not be profitable in the future as the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,707,000 in cumulative net losses from inception.

There is no significant trading market for our common stock.

Our common stock is not eligible for trading on any national or regional exchange has been quoted on the Pink Sheet of the National Quotation Services since July 20, 2001. Our common stock has virtually no trading activity.

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

We do not anticipate paying dividends.

We have not paid any cash dividend on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future and since 2001 we have not paid any dividends to the holders of the Company's preferred stocks.

One of our current stockholders has significant influence over our management and directors and may take actions that may not be in the best interest of other stockholders.

Our co-founder beneficially owns approximately sixty-six percent (66%) of our common stock. Therefore, he will be able, among other things, to elect directors.

Results of Operations

Three Months Ended August 31, 2006 as Compared to Three Months Ended August 31, 2005.

We had no revenues for the Three Months Ended August 31, 2006 ("First Quarter Ended Fiscal 2007") and no revenues for the Three Months Ended August 31, 2005 ("First Quarter Ended Fiscal 2006") due to the Company divesting substantially all of its assets and as a result ceased operations on May 2, 2002.

Selling, general and administrative ("SG&A") expenses for the First Quarter Ended Fiscal 2007 were $87,569, an increase of $82,013 as compared to expenses for the First Quarter Ended Fiscal 2006. The increase in SG &A expenses for the First Quarter Ended Fiscal 2007 is attributed to our legal and account fees, interest expenses, selling, general and administrative expenses.

Total Other Expense for the First Quarter Ended Fiscal 2007 were $5,660, an increase of $4 as compared to $5,556 for First Quarter Ended Fiscal 2006. The Total Other Expense is attributed to interest expenses relating to Notes Payables.

As a result of the foregoing, the net loss for the First Quarter Ended Fiscal 2007 was $93,229, an increase of $87,673 as compared to net loss of $5,556 for the First Quarter Ended Fiscal 2006. The net loss for the First Quarter Ended Fiscal 2007 is attributed to legal and accounting fees, interest expenses, selling, general and administrative expenses.


Six Months Ended August 31, 2006 as
Compared to Six Months Ended August 31, 2005

We had no revenues for the six months ended August 31, 2006 ("Second Quarter Ended Fiscal 2007") and no revenues for Six Months Ended August 31, 2005 ("Second Quarter Ended Fiscal 2006") due to the Company divesting substantially all of its assets and ceased operations in May 2002.

Selling, general and administrative ("SG&A") expenses for Second Quarter Ended Fiscal 2007 were $91,053, an increase of $79,942 as compared to expenses for Second Quarter Ended Fiscal 2006. The increase in SG&A expenses for the Second Quarter Ended Fiscal 2007 is attributed to our legal and accounting fees interest and selling expenses, general and administrative expenses.

Total Other Expenses for the Second Quarter Ended Fiscal 2007 were $11,337, a decrease of $226, as compared to to $11,111 for Second Quarter Ended Fiscal 2006. The Total Other Expense increase is attributed to the interest expenses relating to our Notes Payable and the Credit Facility obligations.

As a result of the foregoing, the net loss for the Second Quarter Ended Fiscal 2007 were $102,390, an increase of $91,279, as compared to net loss of $11,911 for the Second Quarter Fiscal 2005. The net loss for the Second Quarter Ended Fiscal 2007 is attributed to our legal and accounting fees, interest, selling, and administrative expenses.


Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation. Our working capital at August 31, 2006 was negative in deficit.

On June 15,2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to Living Trust in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on December 20, 2006. The Notes carry a 6% interest per annum and the option of Living Trust the Notes are convertible at any time into 15,000,000 shares of the Company's common stock, which subsequently was amended to 3,000,000 shares, valued at $300.00 to Living Trust.

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

a) Exhibits

Number        Description
------        -----------

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

Sparta Surgical Corporation
        (Registrant)
Date: September 4, 2006                       By: /s/ Allan J. Korn
                                              ---------------------
                                              Allan J. Korn
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              Director

--------------------------------------------------------------------------------