Form 10KSB/A
period 2005-02-28
SPARTA SURGICAL CORP
filed 2007-03-08
CIK 819981

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

The Company's Office

         The Company's office is located at 16 Boston Post Road, East Brunswick, New Jersey 08816, and the telephone number is (848) 391-2893. The Company's office is located in the office of Allan J. Korrn, its Chief Executive Officer, and is provided to the company at no cost. The Company's office will remain in Mr. Korrn's office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies. The Company estimates the fair value of these services to be $1,200 per year and these amounts have not been recorded in the financial statements.


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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and cant assume future profitability. At February 28, 2005, our accumulated deficit was approximately $15,776,804.

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

Total Other Expenses for YE 2005 were $22,990, an increase of $4,001 as compared to $18,989 for YE 2004. The Total Other Expense is attributed to the interest expenses relating to certain Notes Payable.

As a result of the foregoing, the net loss for YE 2005 was $41,622, an increase of $4,001 from a net income of $38,421 for YE 2004.

Basic and diluted loss per share were $0.00 for YE 2005 as compared to $0.00 for YE 2004.

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


ITEM 7. FINANCIAL STATEMENTS
----------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sparta Surgical Corporation


We have audited the accompanying balance sheet of Sparta Surgical Corporation as of February 28 2005 and the related statements of operations, statement of changes in stockholders' equity (deficit) and cash flows for the years ended February 28, 2005 and 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparta Surgical Corporation as of February 28, 2005, and the results of its operations and its cash flows for the years ended February 28, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcia Fritz & Company, Certified Public Accountants

Citrus Heights, California
May 12, 2006 except as to Notes 3 and 7 which the date is February 13, 2007

                     Sparta Surgical Corporation
                            Balance Sheet
                          February 28, 2005


Assets                                                          $             -
                                                                ===============

Liabilities and Stockholders' Equity

Current Liabilities
          Accounts payable                                      $       357,025
          Accrued interest and other                                     40,529
          Notes payable - living trust                                  380,286
          Dividends payable on preferred stock                           55,896
                                                                ---------------

Total Current Liabilities                                               833,736

Total Liabilities                                                       833,736
                                                                ---------------

Stockholders' Equity
          Preferred stock: $4.00 par value, 2,000,000
                  shares authorized; 1992 non-cumulative
                  convertible redeemable preferred
                  stock; 165,000 shares authorized,
                  82,533 shares issued and outstanding                  330,132
          Series A cumulative convertible redeemable
                  preferred stock; 30,000 shares
                  authorized, 27,818 shares issued
                  and outstanding                                       111,272
          Common stock, $0.002 par value, 25,000,000
                  authorized, 9,973,830 issued and
                  outstanding                                            15,467
          Additional paid in capital                                 14,486,197
          Accumulated deficit                                       (15,776,804)
                                                                ---------------

Total Stockholders' Equity                                             (833,736)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $             -
                                                                ===============

   The accompanying notes are an integral part of these financial statements.

                           Sparta Surgical Corporation
                            Statements of Operations
                 For the Years Ended February 28, 2005 and 2004


                                                  2005                2004
                                                  ----                ----

Net sales                                   $             -     $             -
Cost of sales                                             -                   -
                                            ----------------    ----------------

Gross profit                                              -                   -
                                            ----------------    ----------------

     Selling, general and
      administrative expenses                             -                   -

Loss from operations                                      -                   -
                                            ----------------    ----------------

Other income (expense)
     Interest expense                               (22,190)            (18,989)
                                            ----------------    ----------------

     Total Other Income (Expense)                   (22,190)            (18,989)
                                            ----------------    ----------------

     Income/(loss) before income taxes              (22,190)            (18,989)
                                            ----------------    ----------------

Income tax expense                                     (800)               (800)
                                            ----------------    ----------------

     Net income/(loss)                      $       (22,190)    $       (22,990)

     Preferred stock dividends                      (18,632)            (18,632)

     Net income/(loss) applicable to
      common stockholders                   $       (41,622)    $       (38,421)

     Basic and diluted net income/
      (loss) per common share               $         (0.00)    $         (0.00)

     Weighted average shares used to
       calculate basic and diluted
       net loss per common share                  9,973,830           9,973,830



   The accompanying notes are an integral part of these financial statements.

                                                   Sparta Surgical Corporation
                                     Statement of Changes in Stockholders' Equity (Deficit)
                                         For the Years Ended February 28, 2005 and 2004


                                                    Series A Cumulative
                                  1992 Redeemable   Redeemable Preferred
                                  Preferred Stock          Stock             Common Stock       Additional Paid   Accumulated
                                  Shares   Amount    Shares     Amount     Shares      Amount      In Capital       Deficit
                                  ---------------------------------------------------------------------------------------------
Balance at February 28, 2003      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $   15,467   $ 14,486,197   $ (15,696,761)

Preferred stock dividends paid

Net income/(loss)                                                                                                $     (38,421)

Balance at February 28, 2004      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $   15,467   $ 14,486,197   $ (15,720,908)
                                  ---------------------------------------------------------------------------------------------
Preferred stock dividends paid

Net income/(loss)                                                                                                $     (41,662)

Balance at February 28, 2005      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $   15,467   $ 14,486,197   $ (15,776,804)
                                  =============================================================================================



                          The accompanying notes are an integral part of these financial statements.



                                                               14

                           Sparta Surgical Corporation
                             Statement of Cash Flows
                 For the Years Ended February 28, 2005 and 2004

                                                 2005                 2004
                                            ---------------     ----------------
Cash flows from operating activities
 Net income/(loss)                          $       (41,622)     $      (38,421)
 Adjustments to reconcile net gain/(loss)
   to net cash (used) by operating
   activities
 Preferred dividends                                 18,632              18,632
 Accounts payable and accrued expenses             (158,578)             19,789
                                            ---------------     ----------------
 Net cash (used) by operating activities           (181,568)             38,421
                                            ---------------     ----------------
 Cash flow from investing activities
 Net cash (used) by investing activities                  -                   -
                                            ---------------     ----------------

 Cash flows from financing activities
 Proceeds from note payable                        181,568                    -
 Net cash provided by financing activities         181,568                    -
                                            ---------------     ----------------

 Net change in cash and cash equivalents                  -                   -
                                            ---------------     ----------------

 Cash and cash equivalents at beginning
  of year                                                 -                   -
                                            ---------------     ----------------

 Cash and cash equivalents at end of year   $             -     $             -
                                            ===============     ================


   The accompanying notes are an integral part of these financial statements.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2005 and 2004

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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 27, 2007 and the Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). Subsequently, on October 6, 2006, the Credit Facility agreement was amended to issue a total of 10,000,000 shares the Company's stock. This amendment also requires shareholder approval. See note 7 for more information. The Company has valued these Loan shares at $1,000.

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

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2005 and 2004


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

                                                     2005            2004

Numerator:
 Net Loss applicable to common
 stockholders                                   $    (41,622)     $   (38,421)

 Denominator
 Weighted average shares outstanding
  during the year                                  9,973,830        9,973,830


 Basic and diluted income/(loss) per
  common share                                  $      (0.00)     $    (0.00)

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2005 and 2004


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

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2005 and 2004


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

Note 3 - Restatement of Financial Statements

The Company is filing this Form 10-KSB/A for the fiscal year ended February 28, 2005 to amend and restate the:

     1. balance sheet as of February 28, 2005 to reflect dividends payable on preferred stock of $55,896;
     2. statements of operations for the years ended February 28, 2006 and 2005 for cumulative preferred stock dividends of $18,632;
     3.  accumulated deficit of February 28, 2005 and 2004.

Note 4 - Related Party Transactions

Office Space

The Company's uses office space located in its Chief Executive Officer's office. The Company estimates the fair value of these services to be $1,200 per year and these amounts have not been recorded in the financial statements.

Amount Due to Related Party

As of February 28, 2006, in connection with the Company's Convertible Notes, the Company had amounts due, including accrued interest, to Living Trust in the amount of $420,815.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2005 and 2004

Note 4 (continued)

Current Notes payable consists of the following:

6% note due in December 2006, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               198,718

6% note due in December 2006, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               181,568
                                                                    -----------

                                                                    $   380,286
                                                                    ===========

Note 5 - Stockholders' Equity

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

1992 Preferred Stock

The Company has authorized 165,000 shares of Non-Cumulative Convertible Preferred Stock (the "1992 Preferred Stock"). The holders of the 1992 Preferred Stock shall be entitled to receive non-cumulative dividends, at the rate of 10% per annum or $0.40 per share, for each year that the Company has net income after taxes. The holders of 1992 Preferred Stock are entitled to vote on all

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2005 and 2004


Note 5 - (continued)
matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the number of full shares of common stock into which the shares of 1992 Preferred Stock could be converted. Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of one share of common stock. Each preferred share is subject to redemption at the Company's option at $4.00 per share under certain conditions. The liquidation preference for the 1992 Preferred Stock is $4.00 per share.

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

As of February 28, 2005, the Company has $55,896 accrued for cumulative preferred dividends.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2005 and 2004


Note 6 - Stock Options and Warrants

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

Note 7 - Subsequent event

On October 3, 2005, the Credit Facility agreement was amended and the number of total common shares to be issued was reduced to 10,000,000 shares from 92,538,046. The Company has agreed to issue each of Agron and Living Trust 5,000,000 shares. The Company has valued these Loan Shares at $1,000.

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

         a.       Exhibits:  13.1 Revolving Credit Agreement

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Brunswick, New Jersey, on February 13, 2007.

                                 SPARTA SURGICAL CORPORATION

                                  By: /s/ Allan J. Korn
                                      -----------------------------------------
                                         Allan J. Korn, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on February 13, 2007.


        Signature               Title
        ---------               -----

        Allan J. Korn           Chief Executive Officer, Chief Financial Officer
                                (Principal Accounting Officer) and Director

--------------------------------------------------------------------------------