Form 10KSB/A
period 2006-02-28
SPARTA SURGICAL CORP
filed 2007-03-08
CIK 819981

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and cant assume future profitability. At February 28, 2005, our accumulated deficit was approximately $15,586,257.

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

Total Other Income (Expenses) for YE 2005 were $285,487, an increase of $307,677 as compared to $(22,190) for YE 2004. The Total Other Income is attributed to the extinguishment of of debt and interest expenses relating to certain Notes Payable.

As a result of the foregoing, the net income for YE 2005 was $190,547, an increase of $232,169 from a net loss of $41,622 for YE 2004.

Basic and diluted loss per share were $0.02 for YE 2005 as compared to $0.00 for YE 2004.

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

In June 2002 and March 2004, we issued to LKDTBJP Living Trust. (the "Living Trust") various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the our debts and notes payable. The Convertible Notes, both principal and accrued interest are due on December 20, 2006. The Convertible Notes accrue at 6% interest per annum and at the sole option of the holder of the Convertible Notes may at any time convert the debt into 15,000,000 shares of placeCitySparta's Common Stock.




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

/s/ Marcia Fritz & Company, Certified Public Accountants

Citrus Heights, California
May 12, 2006 except as to Notes 3, 7 and 8 which the date is February 13, 2007

                           Sparta Surgical Corporation
                                  Balance Sheet
                                February 28, 2006


Assets                                                          $             -
                                                                ===============

Liabilities and Stockholders' Equity

Current Liabilities
          Accounts payable                                      $       116,803
          Accrued interest and other                                     66,120
          Notes payable - living trust                                  380,286
          Notes payable - credit facility                                 5,452
          Dividends payable on preferred stock                           74,528
                                                                ---------------

Total Current Liabilities                                               643,189


Total Liabilities                                                       643,189
                                                                ---------------

Stockholders' Equity
          Preferred stock: $4.00 par value, 2,000,000
                  shares authorized; 1992 non-cumulative
                  convertible redeemable preferred
                  stock; 165,000 shares authorized,
                  82,533 shares issued and outstanding                  330,132
          Series A cumulative convertible redeemable
                  preferred stock; 30,000 shares
                  authorized, 27,818 shares issued
                  and outstanding                                       111,272
          Common stock, $0.002 par value, 25,000,000
                  authorized, 9,973,830 issued and
                  outstanding                                            15,467
          Additional paid in capital                                 14,486,197
          Accumulated deficit                                       (15,586,257)
                                                                ---------------

Total Stockholders' Equity                                             (643,189)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $             -
                                                                ===============


    The accompanying notes are an integral part of these financial statements.

                           Sparta Surgical Corporation
                            Statements of Operations
                 For the Years Ended February 28, 2006 and 2005


                                                  2006                2005
                                                  ----                ----

Net sales                                   $             -     $             -
Cost of sales                                             -                   -
                                            ----------------    ----------------

Gross profit                                              -                   -
                                            ----------------    ----------------

     Selling, general and
      administrative expenses                        75,508                   -

Loss from operations                                (75,508)                  -
                                            ----------------    ----------------

Other income (expense)
     Interest expense                               (22,222)            (22,190)
     Gain on extinguishment of debt                 307,709                   -
                                            ----------------    ----------------

     Total Other Income (Expense)                   285,487             (22,190)
                                            ----------------    ----------------

     Income/(loss) before income taxes              209,979             (22,190)
                                            ----------------    ----------------

Income tax expense                                     (800)               (800)
                                            ----------------    ----------------

     Net income/(loss)                      $       209,179     $       (22,990)

     Cumulative Preferred stock dividends           (18,632)            (18,632)

     Net income/(loss) applicable to
      common stockholders                   $       190,547     $       (41,622)

     Basic and diluted net income/
      (loss) per common share               $          0.02     $         (0.00)

     Weighted average shares used to
       calculate basic and diluted
       net loss per common share                  9,973,830           9,973,830



      The accompanying notes are an integral part of these financial statements.

                                                   Sparta Surgical Corporation
                                     Statement of Changes in Stockholders' Equity (Deficit)
                                         For the Years Ended February 28, 2006 and 2005


                                                     Series A Cumulative
                                  1992 Redeemable    Redeemable Preferred
                                  Preferred Stock          Stock             Common Stock       Additional Paid   Accumulated
                                  Shares   Amount     Shares    Amount     Shares     Amount       In Capital       Deficit
                                  ---------------------------------------------------------------------------------------------
Balance at February 28, 2004      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $ 15,467     $ 14,486,197   $ (15,735,182)

Preferred stock dividends paid

Net income/(loss)                                                                                                $     (41,622)

Balance at February 28, 2005      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $ 15,467     $ 14,486,197   $ (15,776,804)
                                  ---------------------------------------------------------------------------------------------
Preferred stock dividends paid

Net income/(loss)                                                                                                $     190,547

Balance at February 28, 2006      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $ 15,467     $ 14,486,197   $ (15,586,257)
                                  =============================================================================================




                           The accompanying notes are an integral part of these financial statements.



                                                               14

                           Sparta Surgical Corporation
                             Statement of Cash Flows
                 For the Years Ended February 28, 2006 and 2005

                                                 2006                 2005
                                            ---------------     ---------------
Cash flows from operating activities
 Net income/(loss)                          $       190,547     $       (41,622)
 Adjustments to reconcile net gain/(loss)
   to net cash (used) by operating
   activities
 Preferred dividends                                 18,632              18,632
 Gain on extinguishment of debt                    (307,709)                  -
 Accounts payable and accrued expenses               93,058            (181,568)
                                            ---------------     ---------------
 Net cash (used) by operating activities             (5,472)             41,622
                                            ---------------     ---------------
 Cash flow from investing activities
 Net cash (used) by investing activities                  -                   -
                                            ---------------     ---------------

 Cash flows from financing activities
 Proceeds from note payable                           5,472             181,568
 Net cash provided by financing activities            5,472             181,568
                                            ---------------     ---------------

 Net change in cash and cash equivalents                  -                   -
                                            ---------------     ---------------

 Cash and cash equivalents at beginning
  of year                                                 -                   -
                                            ---------------     ---------------

 Cash and cash equivalents at end of year   $             -     $             -
                                            ===============     ===============


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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 27, 2007 and the Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). Subsequently, on October 6, 2006, the Credit Facility agreement was amended to issue a total of 10,000,000 shares the Company's stock. This amendment also requires shareholder approval. See note 8 for more information. The Company has valued these Loan shares at $1,000.

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

In February 2006, as a result of the statute of limitation expiring on its trade payables, the Company recorded a gain of $307,709 on extinguishment of these debts. See note 7 for more information.

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

                                                       2006             2005
Numerator:                                         ------------     -----------
 Net Loss applicable to common
 stockholders                                      $    190,547     $   (41,622)

 Denominator
 Weighted average shares outstanding
  during the year                                     9,973,830       9,973,830


 Basic and diluted income/(loss) per
  common share                                     $       0.02     $     (0.00)

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

Note 3 - Restatement of Financial Statements

The Company is filing this Form 10-KSB/A for the fiscal year ended February 28, 2006 to amend and restate the:

     1. balance sheet as of February 28, 2006 to reflect dividends payable on preferred stock of $74,528;
     2. statements of operations for the years ended February 28, 2006 and 2005 for cumulative preferred stock dividends of $18,632;
     3.  accumulated deficit of February 28, 2006 and 2005.

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

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2006 and 2005


Note 4 (continued)

Current Notes payable consists of the following:

Credit Facility dated 9/9/05 for $100,000 at 6% due
 February 27, 2007                                                   $    5,452

6% note due in December 2006, collateralized by
 substantially all assets of the Company and convertible
 into 7,500,000 shares of the Company's Common Stock,
 $0.002 par value.                                                      198,718

6% note due in December 2006, collateralized by
 substantially all assets of the Company and convertible
 into 7,500,000 shares of the Company's Common Stock,
 $0.002 par value.                                                      181,568
                                                                     -----------

                                                                     $  385,738
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

As of February 28, 2006, the Company has $74,528 accrued for cumulative preferred dividends.

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

Note 7 - Gain on extinguishment of debt

The Company obtained an opinion letter in connection with whether the collection of accounts payable is barred by the statute of limitations. This opinion was based upon the application of California Code of Civil Procedure sections 337, 337a, and 344 and determined that the statute of limitations concerning these accounts payable has expired and is no longer collectable against the Company. As such, the Company recognized a gain of $307,709 on the extinguishment of debt during the year ended February 28, 2006.

Note 8 - Subsequent event

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

         The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

         Allan J. Korn, a director of our Company since February 1994 and our Chief Executive Officer since 2003. From 1999 to Present he has been with Raritan Valley Community College and Kean University as Adjunct Associate Professor. He has been an Adjunct Professor in the School of Business Administration at Union County College from 1988-2000. From 1997 to 1999, he was Vice President of Sales and Marketing with A and Z Pharmaceutical, Inc. From 1995 to 1997 until he also held the position of Vice President of Marketing for Ohm Labs, Inc. From August 1975 until February 1995, he held various sales and marketing executive positions with DuPont Multi-Source Products, Inc. Mr. Korn earned a B.A. degree in Economic from PlaceNameQueens PlaceTypeCollege, placeCityFlushing, StateNew York and an M.B.A. degree in Marketing from placePlaceNameFairleigh PlaceNameDickinson PlaceTypeUniversity. He only devotes such time as is necessary to our operations.



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

         a.       Exhibits:  None.


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



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in placeCityEast Brunswick, StateNew Jersey, on February 13, 2007.

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