Form 10QSB/A
period 2006-05-31
SPARTA SURGICAL CORP
filed 2007-03-08
CIK 819981

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                          Sparta Surgical Corporation
                                  Balance Sheet
                                  May 31, 2006
                                   (unaudited)

ASSETS                                                             $          -
                                                                   ------------


     TOTAL ASSETS                                                  $          -
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                $    116,744
   Accrued Interest and Other                                            71,857
   Notes Payable to Trust                                               198,718
   Notes Payable to Trust                                               181,568
   Notes Payable to Credit Facility                                       8,935
   Dividends Payable on preferred stock                                  79,184
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                          657,006

     TOTAL LIABILITIES                                                  657,006
                                                                   ------------

STOCKHOLDERS' EQUITY
Preferred Stock:
   1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding                              330,132
   Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding                                                   111,272
   Series AA Cumulative Convertible Preferred Stock,
      875,000 shares authorized, none issued and outstanding
   Common Stock, $0.002 par value, 25,000,000 authorized and
     9,973,830 outstanding                                               15,467
   Additional Paid in Capital                                        14,486,197
   Accumulated Deficit                                              (15,600,074)
                                                                   ------------

     TOTAL STOCKHOLDERS' EQUITY                                        (657,006)
                                                                   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          -
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                           Sparta Surgical Corporation
                            Statements of Operations
                                   (unaudited)

                                                    For the three months ended:
                                                    ---------------------------
                                                       May 31,         May 31,
                                                        2006            2005
                                                    -----------     -----------
Sales                                               $         -     $         -

Selling, General and Administrative Expenses              3,484               -
                                                    -----------     -----------
Loss from Operations                                      3,484               -
                                                    -----------     -----------

Other Income (Expense):
     Interest Expense                                    (5,677)         (5,556)
     Gain on extinguishment of debt'                          -               -
                                                    -----------     -----------

     Total Other Income (Expense)                        (5,677)         (5,556)
                                                    -----------     -----------

     Loss before income taxes                            (9,161)         (5,556)

Income Tax Expense                                            -               -
                                                    -----------     -----------

     Net Income (Loss)                                   (9,161)         (5,556)

Cumulative Preferred Dividends                           (4,656)              -
                                                     -----------     -----------

Net Loss to Common Shareholders                      $   (13,817)    $   (5,556)
                                                     ===========     ===========


     Weighted average shares                           9,973,830      9,973,830

Basic and Diluted Earnings per Share,
 Net income (loss) per share                               (0.00)         (0.00)



   The accompanying notes are an integral part of these financial statements.

                          Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)

                                                          For the three
                                                           months ended:
                                                       ---------------------
                                                        May 31,      May 31,
                                                         2006         2005
                                                       ---------    ---------

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)                                      $ (13,817)   $  (5,556)
                                                       ---------    ---------
Adjustments to reconcile operating income to net
 cash from operating activities:
     Gain on extinguishment of debt                            -            -
     Change in operating assets and
      liabilities:
       Accounts payable                                        -            -
       Accrued expenses                                   13,817        5,556
       Income taxes payable                                    -            -
       Notes payable                                           -            -
                                                       ---------    ---------

         Net cash from operating activities            $       -    $       -
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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 5,000,000 shares for a total of 10,000,000 shares of the Company's common stock valued at $100 to Lender. The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that Loan shares may be issued.

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

                                                          2006          2005
Numerator:                                            -----------   -----------
Net Loss applicable to common stockholders            $   (13,817)  $    (5,556)

Denominator
Weighted average shares outstanding during the year     9,973,830     9,973,830

Basic and diluted income/(loss) per common share            (0.00)        (0.00)

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

As of May 31, 2006, the Company has $79,184 accrued for cumulative preferred dividends.

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

Note 6 Restatement of Financial Statements

The Company is filing this Form 10-QSB/A for the quarter ended May 31, 2006 to amend and restate the:

     1. balance sheet as of May 31, 2006 to reflect dividends payable on preferred stock of $79,184;
     2.  accumulated deficit as of May 31, 2006.

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At May 31, 2006, our accumulated deficit was approximately $15,595,000.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and may not be profitable in the future or if we will be able to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,600,000 in cumulative net losses from inception.

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

As a result of the foregoing, the net loss for the Three Months Fiscal 2007 was $13,817, an increase of $8,261 as compared to net loss of $5,556 for the Three Months Fiscal 2004. The net loss for Three Months Fiscal 2007 is attributed to legal and accounting fees and interest expenses.

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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Agron and Living Trust (collectively the "Lender"). At the sole discretion of the Lender, this Agreement allows the Company to borrow up to $1 00,000 with interest charged at 6% per mum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 5,000,000 shares for a total of 10,000,000 to Lender shares of the Company's common stock valued at $9,253.80. The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that Loan shares may be issued.

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


Sparta Surgical Corporation
       (Registrant)

Date: February 20, 2007                                By: /s/ Allan J. Korn
                                                       -------------------------
                                                       Allan J. Korn
                                                       Chief Executive Officer
                                                       Chief Financial Officer
                                                       Director

--------------------------------------------------------------------------------