Form 10QSB/A
period 2006-08-31
SPARTA SURGICAL CORP
filed 2007-03-08
CIK 819981

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

                           SPARTA SURGICAL CORPORATION

                                  Form 10-QSB/A

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

                           Sparta Surgical Corporation
                                  Balance Sheet
                                 August 31, 2006
                                   (unaudited)



ASSETS                                                         $              -
                                                               -----------------


      TOTAL ASSETS                                             $              -
                                                               =================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                           $        195,141
    Accrued Interest and Other                                           77,517
    Notes Payable to Trust                                              198,718
    Notes Payable to Trust                                              181,568
    Notes Payable to Credit Facility                                     27,268
    Dividend Payable on Preferred Stock                                  83,840
                                                               -----------------

      TOTAL CURRENT LIABILITIES                                         764,052


      TOTAL LIABILITIES                                                 764,052
                                                               -----------------


STOCKHOLDERS' EQUITY
    Preferred Stock:
      1992 Non-cumulative Convertible
         Redeemable Preferred Stock, 165,000 shares
         authorized, 82533 shares issued and
         outstanding                                                    330,132
      Series A Cumulative Convertible Preferred Stock,
         30,000 shares authorized, 27,818 shares issued
         and outstanding                                                111,272
      Series AA Cumulative Convertible Preferred Stock,
         875,000 shares authorized, none issued and
         outstanding                                                          -
    Common Stock, $0.002 par value, 25,000,000 authorized
         and 9,973,830 outstanding                                       15,467
    Additional Paid in Capital                                       14,486,197
    Accumulated Deficit                                             (15,707,120)
                                                               -----------------

      TOTAL STOCKHOLDERS' EQUITY                                       (764,052)
                                                               -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $              -
                                                               =================


   The accompanying notes are an integral part of these financial statements.

                                               Sparta Surgical Corporation
                                                Statements of Operations
                                                       (unaudited)


                                                  For the three months ended:           For the six months ended:


                                              August 31, 2006    August 31, 2005    August 31, 2006    August 31, 2005
                                              -------------------------------------------------------------------------
Sales                                         $             -    $             -    $             -    $             -

Selling, General and Administrative
  Expenses                                             87,569                  -             91,053                  -
                                              -------------------------------------------------------------------------

Loss from Operations                                   87,569                  -             91,053                  -
                                              -------------------------------------------------------------------------

Other Income (Expense):
   Interest Expense                                    (5,660)            (5,556)           (11,337)           (11,111)
   Gain on extinguishment of debt'                          -                  -                  -                  -
                                              -------------------------------------------------------------------------

   Total Other Income (Expense)                        (5,660)            (5,556)           (11,337)           (11,111)
                                              -------------------------------------------------------------------------

   Loss before income taxes                           (93,229)            (5,556)          (102,390)           (11,111)

Income Tax Expense                                          -                  -                  -               (800)
                                              -------------------------------------------------------------------------

   Net Loss                                           (93,229)            (5,556)          (102,390)           (11,911)

Cumulative Preferred Dividends                         (4,656)                 -             (9,312)                 -
                                              -------------------------------------------------------------------------

   Net Loss to Common Shareholders            $       (97,885)   $        (5,556)   $      (111,702)   $       (11,911)
                                              =========================================================================

   Weighted average shares                          9,973,830          9,973,830          9,973,830          9,973,830

Basic and Diluted Earnings per Share,
   Net income (loss) per share                          (0.01)             (0.00)             (0.01)             (0.00)




                         The accompanying notes are an integral part of these financial statements.


                                                            4

                           Sparta Surgical Corporation
                            Statements of Cash Flows
                                  (unaudited)



                                                  For the six months ended:

                                              August 31, 2006   August 31, 2005
RECONCILIATION OF INCOME FROM OPERATIONS
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:

  Net income (loss)                           $      (111,702)  $       (11,911)
                                              ----------------------------------
  Adjustments to reconcile operating
    income to net cash from operating
    activities:
       Gain on extinguishment of debt                       -                 -
       Change in operating assets and
        liabilities:
         Accounts payable                                   -                 -
         Accrued expenses                             111,702            11,911
         Income taxes payable                               -                 -
         Notes payable                                      -                 -
                                              ----------------------------------

           Net cash from operating
            activities                        $             -   $             -
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

In September 2005, the Company entered into a secured Revolving Credit Facility Agreement (the"Agreement') with Gary A. Agron and the Living Trust (collectively the "Lender"). As a consideration for the secured Credit Facility, the Company agreed that the Lender shall have a first priority security interest in the Company's assets. Subject to certain conditions, the Agreement allows the Company to borrow up to $100,000 with interest charged at 6% per annum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. The Company further agreed to issue each of Agron and Living Trust 5,000,000 shares for a total of 10,000,000 shares of the Company's common stock valued at $9,253.80 to Lender as of August 31, 2005 (the "Loan Shares"). The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that the Loan shares may be issued/

In September 2005, since the Company did not have sufficient funds to pay Allan
J. Korn, its President for his past services, the Company authorized to issue 5,443,415 shares of its Common Stock valued at $544.34 as of August 31, 2005 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years.

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

                                                          2006          2005
Numerator:                                             ----------    ----------
Net Loss applicable to common stockholders             $ (111,702)   $  (11,911)

Denominator
Weighted average shares outstanding during the year     9,973,830     9,973,830

Basic and diluted income/(loss) per common share            (0.01)        (0.00)

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

As of August 31, 2006, the Company has $83,840 accrued for cumulative preferred dividends.

Note 6 Restatement of Financial Statements

The Company is filing this Form 10-QSB/A for the quarter ended August 31, 2006 to amend and restate the:

     1. balance sheet as of August 31, 2006 to reflect dividends payable on preferred stock of $83,840;
     2.  accumulated deficit as of August 31, 2006.

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

As a result of the foregoing, the net loss for the First Quarter Ended Fiscal 2007 was $97,885, an increase of $92,329 as compared to net loss of $5,556 for the First Quarter Ended Fiscal 2006. The net loss for the First Quarter Ended Fiscal 2007 is attributed to legal and accounting fees, interest expenses, selling, general and administrative expenses.


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

As a result of the foregoing, the net loss for the Second Quarter Ended Fiscal 2007 were $111,702, an increase of $99,791, as compared to net loss of $11,911 for the Second Quarter Fiscal 2005. The net loss for the Second Quarter Ended Fiscal 2007 is attributed to our legal and accounting fees, interest, selling, and administrative expenses.


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