Form 10QSB
period 2006-11-30
SPARTA SURGICAL CORP
filed 2007-10-30
CIK 819981

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

               FOR THE QUARTERLY PERIOD ENDING: November 30, 2006

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

5445 DTV Parkway, Suite 520
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

           Securities registered pursuant to Section 12 (g) of the Act

                          $0.002 Par Value Common Stock
              $4.00 Par Value Series A Convertible Preferred Stock
               $4.00 Par Value Series Convertible Preferred Stock

The Registrant had $3,840 revenues for its most recent fiscal year.

As of November 30, 2006, 9,973,830 shares of Registrant's Common Stock, 57,044 shares of Redeemable Convertible Preferred Stock, and 28,068 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)                             1

                  Balance Sheet                                                1
                  For the nine months ended
                  November 30, 2006
                  (Unaudited)

                  Statements of Operations                                     2
                  for the three months ended
                  November 30, 2006 and 2005
                  (Unaudited)

                  Statements of Cash Flows                                     3
                  for the nine months ended
                  November 30, 2006 and 2005
                  (Unaudited)

         Item 2.  Management's Discussion and                                 10
                  Analysis of Financial Condition and
                  Results of Operations
                  (Unaudited)

         Item 3.  Controls and Procedures                                     14

Part II. Other Information and Change in Securities                           14

         Item 1.  Legal Proceedings                                           14

         Item 2.  Change in Securities                                        15

         Item 3.  Default upon Senior Securities                              15

         Item 4.  Submission of Matters to Vote of Security                   15
                  Holders

         Item 5.  Other Information                                           15

         Item 6.  Exhibits                                                    15

         Signatures                                                           16

                          Sparta Surgical Corporation
                                 Balance Sheet
                               November 30, 2006
                                  (unaudited)


ASSETS
         Accounts Receivable                                      $       3,840
                                                                  --------------

            TOTAL ASSESTS                                         $       3,840
                                                                  ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                             $      64,977
     Accrued Taxes Payable                                               90,712
     Accrued Interest for Notes Payable                                  80,266
     Notes Payable to Trust                                             198,718
     Notes Payable to Trust                                             181,568
     Notes Payable to Credit Facility                                    47,374
     Dividend Payable on Preferred Stock                                 88,496
                                                                  --------------

        TOTAL CURRENT LIABILITIES                                       752,111
                                                                  --------------


STOCKHOLDERS' EQUITY Preferred Stock:
     1992 Non-cumulative Convertible Redeemable
       Preferred Stock, 165,000 shares authorized,
       82,533 shares issued and outstanding.                            330,132
     Series A Cumulative Convertible Preferred
       Stock, 30,000 shares authorized, 27,818
       shares issued and outstanding.                                   111,272
     Series AA Cumulative Convertible Preferred
       Stock, 875,000 Shares authorized, none
       issued and outstanding.                                                -
     Common Stock, $0.002 par value,  25,000,000
       authorized and 9,973,830 outstanding                              15,467
     Additional Paid in Capital                                      14,486,197
     Accumulated Deficit                                            (15,691,339)
                                                                  --------------


        TOTAL STOCKHOLDERS' EQUITY                                     (748,271)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $       3,840
                                                                  ==============

See accompanying notes to financial statements

                          Sparta Surgical Corporation
                            Statement of Operations
                                  (unaudited)

                          For the three months ended: For the nine months ended:
                          --------------------------- --------------------------
                          November 30,  November 30,  November 30,  November 30,
                              2006          2005          2006          2005
                          ------------  ------------- ------------  ------------
Revenue                   $      3,840  $          -  $      3,840  $         -
                          ------------------------------------------------------

Gross Profit                     3,840             -         3,840            -
                          ------------------------------------------------------

Selling, General and
Administrative Expenses          7,706             -        98,759            -
                          ------------------------------------------------------

Loss from Operations            (3,866)            -       (94,919)           -
                          ------------------------------------------------------

Other Income (Expense):
  Interest Expense              (6,092)       (5,556)      (17,429)     (16,666)
  Gain on Extinguishment
    of Debt                     21,234             -        21,234            -
                          ------------------------------------------------------
Total Other Income
(Expense)                       15,142        (5,556)        3,805      (16,666)
                          ------------------------------------------------------

Net Income before
Income Taxes                    11,276        (5,556)      (91,114)     (16,666)

Income Tax Expense                   -             -             -         (800)
                          ------------------------------------------------------

     Net Income(Loss)           11,276        (5,556)      (91,114)     (17,466)

Cumulative Preferred
Dividends                       (4,656)            -       (13,968)            -
                          ------------------------------------------------------

Net Income(Loss) to
Common Shareholder        $      6,620  $     (5,556) $   (105,082) $   (17,466)
                          ======================================================

     Weighted Average
     Shares                  9,973,830     9,973,830     9,973,830    9,973,830
                          ======================================================

Basic and Diluted
  Earning per Share
  Net Income (loss)
  per share               $       0.00  $       0.00  $      (0.01) $      0.00
                          ======================================================


See accompanying notes to financial statement

                          Sparta Surgical Corporation
                            Statements of Cash Flows
                                  (unaudited)

RECONCILIATION OF INCOME FROM OPERATIONS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                      For the nine months ended:
                                                      --------------------------

                                                      November 30,  November 30,
                                                          2006          2005
                                                      ------------- ------------

Net Income (Loss)                                     $   (105,082) $   (17,466)
                                                      --------------------------
Adjustments to reconcile operating income
  to net cash from operating activities:
         Gain on extinguishment of debt                    (21,234)           -
         Preferred dividends                                13,968            -
       Change in operating assets and liabilities:
           Accounts receivable                              (3,840)           -
           Accounts payable                                (30,592)           -
           Accrued expenses                                104,858        17,466
                                                      --------------------------

           Net cash from operating activities              (41,922)           -
                                                      --------------------------

Cash flows from financing activities
         Proceeds from note payable                         41,922            -
                                                      --------------------------

Net change in cash and cash equivalents                          -            -

Cash and cash equivalents at
     beginning of year                                           -            -
                                                      --------------------------

Cash and cash equivalent at
     end of year                                      $          -  $         -
                                                      ==========================


See accompanying notes to financial statements

                          Sparta Surgical Corporation
                        Notes to the Financial Statement



Note 1. Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation (the "Company") was incorporated in Delaware On March 23, 1984 to research, develop, manufacture and market medical, electrotherapy and surgical products. The Company operated n this business until it ceased operations in May 2, 2002. Since that time the Company has sought to acquire a new business opportunity. In September 2006, the Company was appointed as an exclusive independent sales representative to market certain medical and surgical devices and accessories. Accordingly, the Company intends to utilize this new relationship to form a basis for its future activities and attempt to produce income. However, there can be no assurance that the Company or its affiliate will succeed with this new business strategy and or produce any future income.

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust, (the Living Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the aggregate amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, are due on Debruary 28, 2008. Furthermore, at the option of the Living Trust, the Convertible Notes are convertible at any time into 15,000,000 shares of the Company's common stock. The Company values these shares approximately $1,500.

In September 2005, the Company entered into a secured Revolving Credit Facility Agreement (the"Agreement') with Gary A. Agron and the Living Trust (collectively the "Lender"). As a consideration of the secured Credit Facility, the Company agreed that the Lender shall have a first priority security interest in the Company's assets. This Agreement allows the Company to borrow up to $100,000 with interest charged at 6% per annum, and both principal and accrued interest is due on February 27, 2007. Furthermore, the Company agreed not to issue any additional equity or any other type of security without the written consent of the Lender. The Company agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's common stock valued at $4,626.90 as of August 31, 2005 (the "Loan Shares"). However, on October6, 2006, the Company and the Lender agreed to amend the number of Loan Shares issued by reducing the total amount issued to 10,000,000. The Company values these Loan Shares at $100. The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that the Loan shares may be issued/

In September 2005, since the Company did not have sufficient funds to pay Allan
J. Korn, its President for his past services, the Company authorized to issue 5,443,415 shares of its Common Stock valued at $544.34 as of August 31, 2005 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years. In November 2006, the Company's affiliate did not have enough funds to pay Mr. Korn for assuming the positions of President, and Director. The affiliate authorized to issue Mr,. Korn 25,000 shares of its Common Stock. The affiliate values these shares at $25.

In November 2006, the Company's affiliate entered into a $100,000 Revolving Credit Facility Agreement by and between the Lender. The terms and conditions of the Agreement Are the same as the Company's with the exception that in consideration of the Lender providing the credit facility, the affiliate authorized to agree to issue to each of Lender 425,000 shares of its Common Stock. The affiliate values thsese shares approximately $850.


Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the nine months ended November 30, 2006 as compared to what was previously disclosed.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through November 30, 2006. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company also has net operating loss carryforwards for tax reporting periods. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. The Company seeks to merge with an operating company and does not believe net operating loss carryforwards will be available to offset future taxable income after such merger.

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

For nine months ended November 30, 2006 and 2005, there is no difference between the basic and diluted income (loss) per shares, as there were no dilutive stock options.

Numerator:                                                 2006         2005
                                                        ----------   ----------
Net Loss applicable to common stockholders              $ (105,082)  $  (17,466)

Denominator
Weighted average shares outstanding during the year      9,973,830    9,973,830

Basic and diluted income/(loss) per common share             (0.01)       (0.00)

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

Amount Due to Related Party

As of November 30, 2006, in connection with the (i) Company issued Convertible Notes in the aggregate amount , including accrued interest of issued to LKDTBJP Living Trust (the Living Trust") totaled $460,552 and the (ii) Company's Revolving Credit Facility in the aggregate amount,, including accrued interest issued to the Lender totaled $47,374.

In September 2005, since the Company did not have sufficient funds to Allan J. Korn, its President for his past services, the Company authorized to issue 5,443,415 shares of its Common Stock valued at approximately $544 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past five years. In November 2006, the Company's affiliate did not have sufficient funds to pay Mr. Korn for assuming the position of President, sole officer and director. Therefore, the affiliate agreed to authorize to Issue 25,000 shares of its Common Stock valued at approximately $25.

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

Series AA Preferred Stock

The Company has authorized 875,000 shares of Series AA Convertible Redeemable Preferred Stock (the "Series AA Preferred Stock"). The holders of Series AA Preferred Stock receive cumulative dividends at the annual rate of $0.28 per share, payable semiannually. The holders of the Series AA Preferred Stock have no voting rights except as to matters affecting the rights of preferred stockholders or as required by law. In connection with any such vote, each outstanding share of Series AA Preferred Stock has one vote. The Series AA Preferred Stock was convertible at any time through February 10, 2001 into shares of common stock at a rate of 9 shares of common stock each two shares of Series AA Preferred Stock. The Series AA Preferred Stock will automatically be converted into common stock at this rate in the event that the daily average bid and ask price of common stock average $3.00 per share or more over a thirty consecutive day period through February 10,200 1. At any time subsequent to February 10, 2001, each two shares of Series AA Preferred Stock are redeemable at the Company's option for cash at $10.00 or $8.00 plus any accrued and unpaid dividends in the event that the daily average bid and ask price of the common stock average at least $2.00 per share or $3.00 per share, respectively, over a thirty consecutive day period. The liquidation preference for the Series AA Preferred Stock is $4.00 per share. The 1992 Preferred Stock and Series A Preferred Stock carry liquidation rights to senior to the Series AA Preferred Stock. As of November 30, 2006, the dividends payable amount on Preferred Stock Series A is $88,496.

Note 5. Stock Options and Warrants

The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the Plan for an additional ten-year period, until October 1, 2007. The Plan expired on October 1, 2007.

In January 2001, Company shareholders approved increasing the number of shares available under the Plan to 950,000. Options granted under the Plan generally vest within one year and terminate between five and ten years from the date of grant. As of November 30, 2006 there are no stock options outstanding under the Plan.

Note 6 - Gain on extinguishment of debt

The Company obtained an opinion letter in connection with whether the collection of accounts payable is barred by the statute of limitations. This opinion was based upon the application of California Code of Civil Procedure sections 337, 337a, and 344 and determined that the statute of limitations concerning these accounts payable has expired and is no longer collectable against the Company. As such, the Company recognized a gain of $21,234 on the extinguishment of debt during the quarter ended November 30, 2006.

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At November 30, 2006, our accumulated deficit was approximately $15,691,339.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and will not be profitable in the future as the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. As of November 30, 2006,we have incurred approximately $15,691,339 in cumulative net losses from inception.

There is no significant trading market for our common stock.

Our common stock is not eligible for trading on any national or regional exchange as we were delisted from the OTC Bulletin Board on July 2001. Our common stock has no trading activity on the non NASDAQ Other OTC (Pink Sheet unqualified) pursuant to Rule 15c2- 1 1 of the Securities Exchange Act of 1934.

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

We filed Chapter 11 Bankruptcy and filed our Proposed Plan of Reorganization and accompanying Disclosure Statement. There can be no assurance the proposed Plan and Disclosure Statement will be approved by the Court.

Results of Operations

Three Months Ended November 30, 2006 as Compared to Three Months Ended November 30, 2005.

We had $3,840 in revenues for the Three Months Ended November 30, 2006 ("TME06") and no revenues for the Three Months Ended November 30, 2005 ("TME05") due to the Company divesting substantially all of its assets and as a result ceased operations on May 2, 2002. The increase in revenues is attributed to the Company generating sales commissions relating to its appointment of being an exclusive independent sales representative for certain medical product line.

Selling, general and administrative ("SG&A") expenses for the Three Months Ended November 30, 2006 ("TME06") were $7,706, an increase of $7,706 as compared to no expenses for the Three Months Ended November 30, 2005 (TME05") . The increase in TME06 in SG &A expenses is attributed mainly to our interest, legal and account fees, and other related administrative obligations.

Total Other Income for the TME06 were $11,276 an increase of $20,698 as compared to Total Other Expense of ($5,556) TME05. The Total Other Income increase is attributed to gain on extinguishment of debt, and other related administrative expenses.

As a result of the foregoing, the net income were $6,620 for the TME06, an increase of $12,176 as compared to net loss of ($5,556) for the TME06. The net income is attributed on gain on extinguishment of debt.


Nine Months Ended November, 2006 as Compared to Nine Months Ended November, 2005

We had $3,859 in revenues for the nine months ended November 30 , 2006 ("TQE07") and no revenues for Nine Months Ended November 30, 2005 ("TQE06") due to the Company divesting substantially all of its assets and ceased operations in May 2002. The increase in revenues is attributed to the Company generating sales commissions relating to its appointment of being an exclusive independent sales representative for certain medical product line.

Selling, general and administrative ("SG&A") expenses for TQE07 were $98,759, an increase of $98,759 as compared to no expenses for TQE6. The increase in SG&A expenses for the TQE07 is attributed to our legal fees which included the filing of bankruptcy and settlement charges and other related administrative obligations.

Total Other Income for the TQE07 were $3,805, an increase of $12,861, as compared to ($16,666) for TQE06 . The Total Income increase is attributed to the gain on extinguishment of debt .

As a result of the foregoing, the net loss for TQE07 were ($105,082) , an increase of ($87,616), as compared to net loss of $17,466 for the TQE06. The net loss is attributed to our legal, settlement charges and other related administrative obligations.


Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation through September 30, 2006. Our working capital at November 30, 2006 was negative in deficit.

On June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on February 28, 2008. The Notes carry a 6% interest per annum and the option of Living Trust the Notes are convertible at any time into 15,000,000 shares of the Company's common stock. The value of these shares is approximately $1,500.

In September 5, 2005, the Company entered into a Revolving Credit Facility Agreement (the"Agreement"), by and between Gary A Agron and LKDTBJP Living Trust, (collectively (the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing this Agreement, the Company has agreed to issue each of Agron and LKDTBJP Living Trust 46,269,023 shares of its Common Stock. On October 6, 2006, the Agreement was amended to issue a total of 10,000,000 shares of its Common Stock to the Lender. The value of these shares is approximately $1,000.

On October 1, 2006, the Company decided to re-enter the medical device industry and thereby entered into an agreement whereby it was appointed as an exclusive independent sales representative for certain related reusable medical instruments and single-use disposable accessories products. See Exhibit 10.4.

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


Part II. Other Information

Item 1. Legal Proceedings.

On November 6, 2006, the Company filed its Voluntary Petition under chapter 11 of the Title 1 of United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC. On this petition date, the Company and its affiliate filed it Proposed Plan of Reorganization and accompanying Disclosure Statement. As of October 30, 2007, the District Court of Appeals has not yet ruled on the confirmation of such Plan. See Exhibit 10.3.

The Company was served with a complaint from Healthcor Holdings under Case #99-35339-HCA-11 filed in the United States Bankruptcy Northern District of Texas relating to reimbursement of certain fees in connection with due diligence performed by the Company on Healthcor. Healthcor secured and entered a Final Judgment by Default against the Company. The judgment totaled in the amount of $51,500 plus accrued interest.

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

a) Exhibits

Number         Description
------         -----------

31.1 Certification by Chief Executive and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1 Certification by Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

10.3           Plan of Reorganization, Disclosure Statement and other Related
               Documents


b) Reports on Form 8K

None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sparta Surgical Corporation
       (Registrant)

Date: October 29, 2007                   By: /s/ Allan J. Korn
                                         ---------------------
                                         Allan J. Korn
                                         Chief Executive Officer
                                         Chief Financial Officer
                                         Director

--------------------------------------------------------------------------------