Form 10KSB
period 2007-02-28
SPARTA SURGICAL CORP
filed 2007-10-31
CIK 819981

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-11047

                           Sparta Surgical Corporation
                           ---------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                22-2870438
       -------------------------------               ---------------------
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

                          $.002 Par Value Common Stock
              $4.00 Par Value Series A Convertible Preferred Stock
                   $4.00 Par Value Convertible Preferred Stock
              ----------------------------------------------------
                                (Title of Class)

         Name of Exchange on which registered: None

         Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1) Yes  X      No       (2) Yes  X       No
                             ---        ---           ---         ---

         As of October 30,2007, 9,973,830 shares of the Registrant's no par value Common Stock were outstanding.

         Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenue for its most recent fiscal year was $6,778.

         The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

         The aggregate market value of the Common Stock held by non-affiliates as of February 28, 2006 was approximately $1000.

         Indicate by check mark whether the Registrant is a shell company.

                             Yes                No  X
                                 ---               ---

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

Operation of the Company

         The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business at 5445 DTC Parkway, Suite 520 Greeenwood Village, CO 80111. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In addition, the Company also maintains a sales office at Company's President office in New Jersey. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained in Colorado, or that shareholders' meetings will be held in Colorado.

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

The Company's Office

         The Company's office is located at 5445 DTC Parkway, Suite 520, Greenwood Village, CO 80111 and the telephone number is (848) 391-2893. The Company's sales office is located in the office of Allan J. Korn, its Chief Executive Officer, in New Jersey and is provided to the Company at no cost. The Company estimates the fair value of the use of sales office is estimated for the services to be $1,200 per year and these amounts have not been recorded in the financial statements. The Company is not responsible for out-of-pocket office expenses, such as telephone, postage or supplies to Mr. Korn. The Company's office will remain in Colorado office until an acquisition has been concluded. There are no written documents memorializing the foregoing.

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



ITEM 3. LEGAL PROCEEDINGS
-------------------------

        On November 6, 2006, the Company filed its Voluntary Petition under Chapter 11 of the Title 1 of the United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC. On this petition date, the Company its Proposed Plan of Reorganization and accompanying Disclosure Statement. As of October 30, 2007, the District Court of Appeals has not yet ruled on the confirmation of such Plan. See Exhibit 10.3.

         The Company was served with a complaint from Healthcor Holdings under Case#99-35339-HCA-11 filed in the United States Bankruptcy Northern District of Texas relating to reimbursement of certain fees in connection with due diligence performed by the Company on Healthcore. Healthcor secured and entered a Final Judgment By Default against the Company.


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

         As of October 30, 2007, we had approximately 500 holders of record of its Common Stock and there were 9,973,830 shares of its Common Stock outstanding and we had authorized capital stock consisted of 25,000,000 shares of Common Stock $0.002 par value, 82,533 Preferred Stock, $4.00 par value shares outstanding. For further description of these Preferred Stock see Item 7 Financial Statement.

Warrants Issued

         As of October 30, 2007, there were no outstanding warrants issued.

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

We are a non-operating public shell company and we incorporated in Delaware on March 23, 1984. In recent we have experienced losses from operations and continue to suffer from a deficiency in available working capital. In October 2001 and May 2002 we divested substantially all of our assets and ceased operations on May 2, 2002. As a result, we retained no assets after ceasing operations, and have performed only administrative duties as a transitory, or shell corporation. In September 2006, the Company re-established itself in the medical device industry by marketing exclusively certain medical and surgical devices.

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

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and cant assume future profitability. At February 28, 2007, our accumulated deficit was approximately $15,734,463.

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

We filed Chapter 11 Bankruptcy and filed our Proposed Plan of Reorganization and Accompanying Disclosure Statement. There can be no assurance the proposed Plan Of Reorganization and Disclosure Statement will be approved by the Court.

Year Ended February 28, 2007 as compared to Year Ended February 28, 2006

We had $6,778 revenues for Year Ended February 28, 2007 ("YE 2007") and no revenues for Year Ended February 28, 2006 ("YE 2006"). In FY 2007, we re-established our medical device business, as we divested substantially all of our assets and ceased operations on May 2, 2002. In September 2006, the Company was appointed as an exclusive independent sales representative for a certain medical and surgical devices.

We had $113,819 Selling, general and administrative ("SG&A") expense for YE 2007 as compared to $76,308 in YE 2006. The increase of $37,511 in SG&A is attributed primarily to the legal and accounting expenses in connection with the filing of Chapter 11 Bankruptcy and other related administrative expenses.

Total Other Expenses for YE 2007 were ($2,279), an increase of $287,766 as compared to $285,487 Total Other Income for YE 2006. The Total Other Expenses increase is attributed primarily to the gain on extinguishment on debt in FY 2006.

As a result of the foregoing, the net loss for YE 2007 was ($160,018),an increase of $350,565 from a net income of $190,547 for YE 2006.

Basic and diluted loss per share were ($0.02) for YE 2007 as compared to net income of $0.02 per share for YE 2006.


Liquidity and Capital Resources

Since inception, our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of our securities. In June 2002 and March 2004, we issued to LKDTBJP Living Trust. (the "Living Trust") various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the our debts and notes payable. The Convertible Notes, both principal and accrued interest are due on December 20, 2006. The Convertible Notes accrue at 6% interest per annum and at the sole option of the holder of the Convertible Notes may at any time convert the debt into 15,000,000 shares of Sparta's Common Stock. The Company values these approxamimatley at $1,500. As of February 28, 2007 the principal amount, including accrued interest was $466,636.

In September 2005, the Company entered into a Revolving Credit Facility Agreement, ("Agreement") by and between Gary A Agron and Living Trust (collectively"Lender"). For more description see under Note 1 Description of Business of Significant Accounting Policies, Paragraph 3.



ITEM 7. FINANCIAL STATEMENTS
----------------------------

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sparta Surgical Corporation

We have audited the accompanying balance sheet of Sparta Surgical Corporation as of February 28 2007 and the related statements of operations, changes in stockholders'equity (deficit), and cash flows statements for each of the two years in the period ended February 28, 2007. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sparta Surgical Corporation as of February 28, 2007 , and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Marcia Fritz & Company, Certified Public Accountants
Citrus Heights, California
October 30, 2007

                     Sparta Surgical Corporation
                            Balance Sheet
                          February 28, 2007


Assets
         Accounts receivable                                    $         6,778
                                                                ---------------
Total Assets                                                    $         6,778
                                                                ===============

Liabilities and Stockholders' Equity

Current Liabilities
          Accounts payable                                      $        75,512
          Accrued taxes payable                                          95,512
          Accrued interest for notes payable                             86,350
          Notes payable - living trust                                  380,286
          Notes payable - credit facility                                47,099
          Dividends payable on preferred stock                          125,226
                                                                ---------------

Total Current Liabilities                                               809,985


Total Liabilities                                                       809,985
                                                                ---------------

Stockholders' Equity
          Preferred stock: $4.00 par value, 2,000,000
                  shares authorized; 1992 non-cumulative
                  convertible redeemable preferred
                  stock; 165,000 shares authorized,
                  82,533 shares issued and outstanding                  330,132
          Series A cumulative convertible redeemable
                  preferred stock; 30,000 shares
                  authorized, 27,818 shares issued
                  and outstanding                                       111,272
          Common stock, $0.002 par value, 25,000,000
                  authorized, 9,973,830 issued and
                  outstanding                                            15,467
          Additional paid in capital                                 14,486,197
          Accumulated deficit                                       (15,746,275)
                                                                ---------------

Total Stockholders' Equity                                             (803,207)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $         6,778
                                                                ===============








   The accompanying notes are an integral part of these financial statements.

                           Sparta Surgical Corporation
                            Statements of Operations
                 For the Years Ended February 28, 2007 and 2006


                                                       2007             2006
                                                   -----------      -----------

Net sales                                          $     6,778      $         -
Cost of sales                                                -                -
                                                   -----------      -----------

Gross profit                                                 -                -
                                                   -----------      -----------

     Selling, general and
      administrative expenses                          113,819           76,308
                                                   -----------      -----------
Loss from operations                                  (107,041)         (76,308)
                                                   -----------      -----------

Other income (expense)
     Interest expense                                  (23,513)         (22,222)
     Gain on extinguishment of debt                     21,234          307,709
                                                   -----------      -----------

     Total Other Income (Expense)                       (2,279)         285,487
                                                   -----------      -----------

     Net income(loss)                                 (109,320)         209,179

     Cumulative Preferred stock dividends              (50,698)         (18,632)

     Net income/(loss) applicable to
      common stockholders                          $  (160,018)     $   190,547

     Basic and diluted net income
      (loss) per common share                      $     (0.02)     $      0.02

     Weighted average shares used to
      calculate basic and diluted
      net loss per common share                      9,973,830        9,973,830









   The accompanying notes are an integral part of these financial statements.

                                                    Sparta Surgical Corporation
                                      Statement of Changes in Stockholders' Equity (Deficit)
                                          For the Years Ended February 28, 2007 and 2006


                                                        Series A Cumulative
                                    1992 Redeemable     Redeemable Preferred
                                    Preferred Stock            Stock                Common Stock       Additional
                                  --------------------  --------------------    --------------------      Paid       Accumulated
                                  Shares       Amount    Shares     Amount       Shares      Amount    In Capital      Deficit
                                  -----------------------------------------------------------------------------------------------
Balance at February 28, 2005        82,533   $ 330,132   27,818   $ 111,272     9,973,830  $  15,467  $ 14,486,197  $ (15,776,804)
                                  -----------------------------------------------------------------------------------------------
Preferred stock dividends paid

Net income                         190,547

Balance at February 28, 2006        82,533   $ 330,132   27,818   $ 111,272     9,973,830  $  15,467  $ 14,486,197  $ (15,586,257)
                                  -----------------------------------------------------------------------------------------------
Net loss                          (160,018)

Balance at February 28, 2007        82,533   $ 330,132   27,818   $ 111,272     9,973,830  $  15,467  $ 14,486,197  $ (15,746,275)
                                  ===============================================================================================









                            The accompanying notes are an integral part of these financial statements.




                                                                14

                           Sparta Surgical Corporation
                             Statement of Cash Flows
                 For the Years Ended February 28, 2007 and 2006

                                                 2007                2006
                                            ---------------    ----------------
Cash flows from operating activities
 Net income/(loss)                          $      (160,018)   $        190,547
 Adjustments to reconcile net gain/(loss)
   to net cash (used) by operating
   activities
 Preferred dividends                                 50,698              18,632
 Gain on extinguishment of debt                     (21,234)           (307,709)
 Accounts receivable                                 (6,778)                  -
 Accounts payable and accrued expenses               95,685              93,058
                                            ---------------    ----------------
 Net cash (used) by operating activities            (41,647)             (5,472)
                                            ---------------    ----------------
 Cash flow from investing activities
 Net cash (used) by investing activities                  -                   -
                                            ---------------    ----------------

 Cash flows from financing activities
 Proceeds from note payable                          41,647               5,472
 Net cash provided by financing activities           41,647               5,472
                                            ---------------    ----------------

 Net change in cash and cash equivalents                  -                   -
                                            ---------------    ----------------

 Cash and cash equivalents at beginning
  of year                                                 -                   -
                                            ---------------    ----------------

 Cash and cash equivalents at end of year   $             -    $              -
                                            ===============    ================










    The accompanying notes are an integral part of these financial statements.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006

Note 1 - Description of Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation, (the "Company"), a non-operating public company since May 2002, was incorporated in Delaware on March 23, 1984. The Company was engaged in the research, development, manufacturing and marketing of surgical and electrotherapy products for the worldwide healthcare industry. In May 2002, the Company divested substantially all of its assets and ceased operations. As a result,the Company retained no assets after ceasing operation, and has performed only administrative duties as a transitory, or shell,corporation. Since May 2002, the Company has sought to acquire a new business opportunity. In September 2006, the Company was appointed as an exclusive independent sales representative to market certain surgical, medical devices and accessories. In addition, the Company's affiliate was appointed to market exclusively certain electrotherapy product line. Accordingly, the Company and its affiliate intends to utilize these new relationship to form a basis for its future activities and attempt to produce income. However, there can be no assurance that the Company will succeed with this new business strategy and or produce any future income.

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust, (the "Living Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, are due on June 15, 2006 and May 17, 2006, at 6% interest per annum. At the option of the Living Trust, the Convertible Notes are convertible at any time into 15,000,000 shares of the Company's Common Stock. On May 12, 2006, Living Trust agreed to extend payments on both principal and accrued interest under the Convertible Notes until February 28,2008.

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). Subsequently, on October 6, 2006, Agreement was amended to issue a total of 10,000,000 shares the Company's Common Stock. The Company has valued these shares approximately $1,000.See note 8 for more information.

The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorized shares of the Company's common stock so that Loan Shares may be issued.

In September 2005,since the Company did not have sufficient funds to pay Allan
J. Korn, its President for his past services, the Company authorized to issue 5,443,415 shares of its Common Stock valued at $544.34 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years. Subsequently, the Company and Mr. Korn agreed to reduce the number of shares to 50,000. In November 2006, the Company's affiliate did not have sufficient funds to pay Mr. Korn for assuming the position of President, sole officer and director. Therefore, the affiliate agreed to authorize to issue 25,000 shares of its Common Stock valued at approximately $25.

In February 2007, as a result of the statute of limitation expiring on its trade payables, the Company recorded a gain of $21,234 on extinguishment of these debts. See note 6 for more information.

In November 2006, the Company's affiliate entered into a $100,000 Revolving Credit Facility Agreement by and between the Lender. The terms and conditions under this Credit Facility are the same as the Company's with the exception that in consideration Of the Lender providing the credit facility, the affiliate agreed to issue each of the Lender 425,000 shares of its Common Stock. These shares are valued at $850.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006


Note 1 (continued)
Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. As of February 28, 2007, the Company had no cash equivalents.

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

Basic and Diluted Earnings per Common Shares

In accordance with Financial Accounting Standards Boards (FASB) No. 128, basic earnings per share computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. For the years ended February 28, 2007 and 2006 there is no difference between the basic and diluted income (loss) per share, as there were no dilutive stock options.

                                                     2007          2006
                                                -------------  -------------
Numerator:
 Net Loss applicable to common
 stockholders                                   $   (160,018)  $    190,547

 Denominator
 Weighted average shares outstanding
  during the year                                  9,973,830      9,973,830


 Basic and diluted income/(loss) per
  common share                                  $      (0.02)  $       0.02

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006


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

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006


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

In November 2006, the Company and its affiliate filed for relief under Chapter 11 of The Bankruptcy Court in District of Colorado.

Note 3 - Related Party Transactions

Office Space

The Company's uses office space located in its Chief Executive Officer's office. The Company estimates the fair value of these services to be $1,200 per year and these amounts have not been recorded in the financial statements.

Amount Due to Related Party

As of February 28, 2007, the Company had amounts due to Lender in the amount of $47,099 in connection with the $100,000 Revolving Credit Facility Agreement dated September 9, 2005.

As of February 28, 2007, in connection with the Company's Convertible Notes, the Company had amounts due, including accrued interest, to Living Trust in the amount of $466,255.

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006


Note 3 (continued)

Current Notes payable consists of the following:

Credit Facility dated 9/9/05 for $100,000
at 6% due February, 2008                                          $     47,099

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                              198,718

6% note due in February 2007, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                              181,568
                                                                  ------------

                                                                  $    427,385
                                                                  ============

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

1992 Preferred Stock

The Company has authorized 165,000 shares of Non-Cumulative Convertible Preferred Stock (the "1992 Preferred Stock"). The holders of the 1992 Preferred Stock shall be entitled to receive non-cumulative dividends, at the rate of 10% per annum or $0.40 per share, for each year that the Company has net income after taxes. The holders of 1992 Preferred Stock are entitled to vote on a matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the number of full shares of common stock into which the shares of 1992 Preferred Stock could be converted. Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of one share of common stock. Each preferred share is subject to redemption at the Company's option at $4.00 per share under certain conditions. The liquidation preference for the 1992 Preferred Stock is $4.00 per share.

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

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006

Note 4. (continued)

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

As of February 28, 2007, the Company has accrued 125,226 for cumulative preferred dividends.

Note 5 - Stock Options and Warrants

The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the 1987 Stock Option Plan for an additional ten-year period, until October 1, 2007. The Plan has expired on October 1, 2007.

In January 2001, Company shareholders approved increasing the number of shares available under the Plan to 950,000. Options granted under the Plan generally vest within one year and terminate between five and ten years from the date of grant.


Note 6 - Gain on extinguishment of debt

The Company obtained an opinion letter in connection with whether the collection of accounts payable is barred by the statute of limitations. This opinion was based upon the application of California Code of Civil Procedure sections 337, 337a, and 344 and determined that the statute of limitations concerning these accounts payable has expired and is no longer collectable against the Company. As such, the Company recognized a gain of $21,234 and $307,709 on the extinguishment of debt during the years ended February 28, 2007 and 2006, respectively.

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
--------------------------------------

         The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:

         Name               Age       Position
         -------------                ----------------------------------------

         Allan J. Korn      64        Chief Executive Officer, Chief Financial
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



ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The Company's executive officer and director did not receive any compensation for the years ended February 28, 2007 or 2006 and does not currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

         The following table provides information on option grants during the year ended February 28, 2007 and 2006 to the named executive officer:

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

Warrants Issued

         As of February 28, 2007 there are no outstanding warrants issued.



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

----------
(1)(2) In September 2005 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the LKDTBJP Living Trust and Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $100,000 through February 2008. The loans are unsecured, due on demand and bear interest at an annual rate of 6%. Borrowings under the Credit Agreement totaled $ 51,099 as of February 28, 2007. As consideration for the Credit Agreement, the Company agreed to issue 46,269,023 shares of its Common Stock to each of LKDTBJP and Agron at such time as the Company's authorized shares of Common Stock were increased to allow for such issuance. Subsequently, on October 6, 2006, the Agreement was amended to issue a total of 10,000,000 shares of Common Stock valued at $1,000.

         In September 2005, the Company agreed to issue 5,443,415 shares of its Common Stock to Mr. Korn valued at $.001 per share for services to the Company for acting as its Chief Executive Officer. In November 2006, the Company's affiliate agreed to issue Mr. Korn 25,000 shares of its Common Stock for assuming the position of President and director in lieu of compensation. These shares are valued at $25.



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

         In September 2005 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the LKDTBJP Living Trust, and with Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $100,000 through February 2007. The loans are unsecured, due on demand and bear interest at an annual rate of 6%. Borrowings under the Credit Agreement totaled $ 0 as of February 28, 2005. As consideration for the Credit Agreement, the Company agreed to issue 46,269,023 shares of its Common Stock to each of LKDTBJPK Living Trust and Agron at such time as the Company's authorized shares of Common Stock are increased to allow for such issuance. Subsequently, the Company and Lender agreed to reduce the number of shares to 10,000,000 shares.

         In September 2005 the Company agreed to issue 5,443,415 shares of its Common Stock to Mr. Korn valued at $544 and subsequently reduced the number of shares To 50,000 shares for services provided by Mr. Korn to the Company for acting as its Chief Executive Officer.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.       Exhibits:

                  31.1. Certification by Chief Executive and Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302.

                  32.1 Certification by Chief Executive and Chief Financial Officer Pursuant to 18. U.S.C. Section 1350.

                  10.3 Plan of Reorganization, Disclosure Statement and other Related Documents.*

         * Previously filed.



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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         The following table shows fees paid or accrued by the Company for the audit and other services provided by the Company's accountants for the fiscal years ended February 28, 2007 and 2006.
                                                     2007      2006
                                                    ------    ------
        Audit fees for the year ended
        February 28 and fees for the review
        of financial statements included in
        quarterly reports on Form 10-QSB             7,000     3,750

        Audit related fees                           2,920       785

        Tax fees                                         0         0

        Other services fees                              0         0
                                                    ------    ------
            Total                                    9,920     4,535
                                                    ======    ======

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



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Brunswick, New Jersey, on October 30, 2007.

                                 SPARTA SURGICAL CORPORATION

                                  By: /s/ Allan J. Korn
                                      ------------------------------------------
                                          Allan J. Korn, Chief Executive Officer
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on October 30, 2007.


         Signature              Title
         -------------          ------------------------------------------------

         Allan J. Korn          Chief Executive Officer, Chief Financial Officer
                                (Principal Accounting Officer) and Director

--------------------------------------------------------------------------------