Form 10QSB
period 2007-05-31
SPARTA SURGICAL CORP
filed 2007-11-14
CIK 819981

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

                  FOR THE QUARTERLY PERIOD ENDING: May 31, 2007

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

The Registrant had $3,129 in revenue for its most recent fiscal year.

As of May 31, 2007, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 27,818 shares of Series A Convertible Preferred Stock were outstanding.

                          SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX


Part I.      Financial Information

          Item 1.  Financial Statements (Unaudited)                           4

                   Balance Sheet
                   As of May 31, 2007
                   (Unaudited)                                                4

                   Statements of Operations
                   for the three months ended
                   May 31, 2007 and 2006
                   (Unaudited)                                                5

                   Statements of Cash Flows
                   for the three months ended
                   May 31, 2007 and 2006
                   (Unaudited)                                                6

          Item 2.  Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations
                   (Unaudited)                                               13

          Item 3.  Controls and Procedures                                   17

Part II.  Other Information and Change in Securities

          Item 1.  Legal Proceedings                                         17

          Item 2.  Change in Securities                                      17

          Item 3.  Default upon Senior Securities                            18

          Item 4.  Submission of Matters to Vote of Security Holders         18

          Item 5.  Other Information                                         18

          Item 6.  Exhibits and Signatures                                   18

                           Sparta Surgical Corporation
                                  Balance Sheet
                                  May 31, 2007
                                   (unaudited)

ASSETS
         Accounts Receivable                                    $         9,907
                                                                ----------------

            TOTAL ASSESTS                                       $         9,907
                                                                ================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                                            $        82,752
    Accrued Taxes Payable                                                95,512
    Accrued Interest for Notes Payable                                   92,599
    Notes Payable to Trust                                              198,718
    Notes Payable to Trust                                              181,568
    Notes Payable to Credit Facility                                     49,247
    Dividend Payable on Preferred Stock                                 135,225
                                                                ----------------

        TOTAL CURRENT LIABILITIES                                       835,621
                                                                ----------------


STOCKHOLDERS' EQUITY Preferred Stock:
    1992 Non-cumulative Convertible Redeemable
      Preferred Stock, 165,000 shares authorized,
      82,533 shares issued and outstanding.                             330,132
    Series A Cumulative Convertible Preferred Stock,
      30,000 shares authorized, 27,818 shares issued
      and outstanding.                                                  111,272
    Series AA Cumulative Convertible Preferred
      Stock, 875,000 Shares authorized, none issued
      and outstanding.                                                        -
    Common Stock, $0.002 par value, 25,000,000
      authorized and 9,973,830 outstanding                               15,467
    Additional Paid in Capital                                       14,486,197
    Accumulated Deficit                                             (15,768,782)
                                                                ----------------


        TOTAL STOCKHOLDERS' EQUITY                                     (825,714)
                                                                ----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $         9,907
                                                                ================

See accompanying notes to financial statements

                          Sparta Surgical Corporation
                             Statement of Operations
                                   (unaudited)



                                                   For the Three Months Ended:
                                                May 31, 2007      May 31, 2006

Revenue                                       $         3,129   $             -
                                              ----------------------------------

Gross Profit                                            3,129                 -
                                              ----------------------------------

Selling, General and Administrative                     8,683             3,484
                                              ----------------------------------
Expenses

Loss from Operations                                   (5,554)           (3,484)
                                              ----------------------------------

Other Income (Expense):
     Interest Expense                                  (6,954)           (5,677)
     Gain on Extinguishment of Debt                         -                 -
                                              ----------------------------------

     Total Other Income (Expense)                      (6,954)           (5,677)
                                              ----------------------------------

     Net Loss                                         (12,508)           (9,161)

Cumulative Preferred Dividends                         (9,999)           (4,656)
                                              ----------------------------------

     Net Loss to Common Shareholders          $       (22,507)  $       (13,817)
                                              ==================================

     Weighted Average Shares                        9,973,830         9,973,830
                                              ==================================

Basic and Diluted Earning per Share
     Net Loss per share                       $          0.00   $          0.00
                                              ==================================

See accompanying notes to financial statement

                          Sparta Surgical Corporation
                            Statements of Cash Flows
                                   (unaudited)



                                                  For the Three Months Ended:

                                                May 31, 2007      May 31, 2006

Cash flows from operating activities
Net Loss                                      $       (22,507)          (13,817)
                                              ----------------------------------
Adjustments to reconcile operating loss
  to net cash used in operating activities:
    Preferred dividends                                 9,999             4,656
    Change in operating assets and
     liabilities:
       Accounts receivable                             (3,129)                -
       Accounts payable                                 7,240                 -
       Accrued expenses                                 6,954             5,678
                                              ----------------------------------

        Net cash used in operating
        activities                                     (1,443)           (3,483)
                                              ----------------------------------

Cash flows from financing activities
    Proceeds from note payable                          1,443             3,483
                                              ----------------------------------
Net cash provided by financing activities               1,443             3,483
                                              ----------------------------------

Net change in cash and cash equivalents                     -                 -

Cash and cash equivalents at
     beginning of period                                    -                 -
                                              ----------------------------------

Cash and cash equivalent at
     end of period                            $             -   $             -
                                              ==================================


See accompanying notes to financial statements

                          Sparta Surgical Corporation

                        Notes to the Financial Statement


Note 1. Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation, (the "Company") was incorporated in Delaware on March 23, 1984. The Company was engaged in the research, development, manufacturing and marketing of surgical and electrotherapy products for the worldwide healthcare industry. In May 2002, the Company divested substantially all of its assets and ceased operations. As a result, the Company retained no assets after ceasing operations, and has performed only administrative duties as a transitory, or shell, corporation. Since May 2002, the Company has sought to acquire a new business opportunity. In September 2006, the Company was appointed as an exclusive independent sales representative to market certain surgical, medical devices and accessories and thereby re-entered the medical device industry. In addition, the Company's affiliate was appointed to market exclusively certain electrotherapy product lines. Accordingly, the Company and its affiliate intends to utilize this new relationship to form a basis for its future activities and attempt to produce income. However, there can be no assurance that the Company will succeed with this new business strategy and or produce any future income.

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust, (the "Living Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, were due on June 15, 2006 and May 17, 2006, at 6% interest per annum. On May 12, 2006, Living Trust agreed to extend payments on both principal and accrued interest under the Convertible Notes until February 28, 2008. At the option of the Living Trust, the Convertible Notes are convertible at any time into 15,000,000 shares of the Company's Common Stock.

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). On October 6, 2006, subject to the confirmation of the Company's Plan of Reorganization, the Agreement was amended to reduce the number of shares to 10,000,000 to the lender. The Company has valued these shares at approximately $1,000.

The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorize shares of the Company's common stock so that Loan Shares may be issued.

In September 2005, the Company did not have sufficient funds to pay Allan J. Korn, its President, for his past services. Therefore the Company authorized issuance of 5,443,415 shares of its Common Stock valued at $544.34 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years. On October 6, 2006, subject to the confirmation of the Company's Plan of Reorganization, the Company and Mr. Korn agreed to reduce the number of shares to 50,000. In November 2006, the Company's affiliate did not have sufficient funds to pay Mr. Korn for assuming the position of President, sole officer and director. Therefore, the affiliate agreed to authorize to issue 25,000 shares of its Common Stock to Mr. Korn.

In November 2006, the Company's affiliate entered into a $100,000 Revolving Credit Facility Agreement by and between the Lender. The terms and conditions under this Credit Facility are the same as the Company's with the exception that in consideration of the Lender providing the credit facility, the affiliate authorized to issue 850,000 shares of its common stock to the Lender.


Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the three months ended May 31, 2007 as compared to what was previously disclosed.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through May 31, 2007. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company also has net operating loss carryforwards for tax reporting periods. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. The Company seeks to merge with an operating company and does not believe net operating loss carryforwards will be available to offset future taxable income after such merger.

Basic and Diluted Earnings Per Common Shares

In accordance with Financial Accounting Standards Boards ("FASB") No. 128, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. For the three months ended May 31, 2007 and 2006 there is no difference between the basic and diluted loss per share, as there were no dilutive stock options.


                                               Three Months       Three Months
                                               Ended May 31,      Ended May 31,
                                                   2007              2006

Numerator:
Net Loss applicable to common stockholders    $       (22,507)  $       (13,817)

Denominator
Weighted average shares outstanding during
  the period                                        9,973,830         9,973,830

Basic and diluted loss per common share                 (0.00)            (0.00)

Revenue Recognition

The Company recognizes revenue when commissions are earned under the Exclusive Sales Representative Agreement. Provision for allowances, and other adjustments are provided for in the same period the related revenues are recorded.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB No. 108"). SAB No. 108, which is effective for fiscal years ending after November 15, 2006, provides guidance on how the effects of prior year uncorrected misstatements, previously deemed to be immaterial, must be considered and adjusted during the current year. The Company does not anticipate that the adoption of SAB 108 will have a material effect on its statements of operations in future periods.

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

In November 2006, the Company and its affiliate filed its Plan of Reorganization and Accompanying Disclosure Statement for relief under Chapter 11 in the United States Bankruptcy Court for the District of Colorado.

Note 3- Related Party Transactions

Office Space

The Company's uses office space located in its Chief Executive Officer's office. The Company estimates the fair value of these services to be $1,200 per year and these amounts have not been recorded in the financial statements.

Amounts Due to Related Parties

As of May 31, 2007, the Company had amounts due to the Lender in the amount of $49,247 in connection with the $100,000 Revolving Credit Facility Agreement dated September 9, 2005.

As of May 31, 2007, in connection with the Company's Convertible Notes, the Company had amounts due of $380,286, including accrued interest of $92,599, a total aggregate amount of $472,885 to Living Trust.

Current Notes payable consists of the following:

Credit Facility dated 9/9/05 for $100,000
at 6% due February, 2008                                        $        49,247

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock                                                  198,718

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock                                                  181,568

                                                                ----------------

                                                                $       429,533
                                                                ================

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

1992 Preferred Stock

The Company has authorized 165,000 shares of Non-Cumulative Convertible Preferred Stock (the "1992 Preferred Stock"). The holders of the 1992 Preferred Stock shall be entitled to receive non-cumulative dividends, at the rate of 10% per annum or $0.40 per share, for each year that the Company has net income after taxes. The holders of 1992 Preferred Stock are entitled to vote on matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the number of full shares of common stock into which the shares of 1992 Preferred Stock could be converted. Each share of 1992 Preferred Stock is convertible at the option of the holder into one third of one share of common stock. Each preferred share is subject to redemption at the Company's option at $4.00 per share under certain conditions. The liquidation preference for the 1992 Preferred Stock is $4.00 per share.

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

As of May 31, 2007, the Company has accrued $135,225 for cumulative preferred dividends.

Note 5 - Stock Options and Warrants

The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the 1987 Stock Option Plan for an additional ten-year period, until October 1, 2007. The Plan expired on October 1, 2007. As of May 31, 2007, there are no outstanding Stock Options and Warrants issued.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a non-operating public company with no current revenues as we divested substantially all of our assets and ceased operations in May 2002. In recent years we have experienced losses from operations and continue to suffer from a deficiency in available working capital. Except for the historical information contained herein the matters set forth in this report are forward-looking statements within the meaning of "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10- KSB, Quarterly Reports on Form 10-QSB and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

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

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition. Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At May 31, 2007, our accumulated deficit was approximately $15,768,782.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and will not be profitable in the future as the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,768,782 in cumulative net losses from inception.

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

We filed Chapter 11

We filed for protection under Chapter 11 in the United States Bankruptcy Court for the District of Colorado.

Results of Operations

Three Months Ended May 31, 2007 as Compared to Three Months Ended May 31, 2006.

We had $3,129 in revenues for the Three Months Ended May 31, 2007 ("First Quarter Ended Fiscal 2008") and no revenues for the Three Months Ended May 31, 2007 ("First Quarter Ended Fiscal 2007") due to the Company divesting substantially all of its assets and as a result ceased operations on May 2, 2002. The increase in revenues is attributed to the Company generating sales commissions relating to its appointment of being an exclusive independent sales representative for certain medical and disposable product lines.

Selling, general and administrative ("SG&A") expenses for the First Quarter Ended Fiscal 2008 were $8,683, an increase of $5,199 as compared to $3,484 in expenses for the First Quarter Ended Fiscal 2007. The increase in SG&A expenses for the First Quarter Ended Fiscal 2008 is attributed to our legal and account fees, interest and other related administrative obligations.

Total Other Expense for the First Quarter Ended Fiscal 2008 were $6,954, an increase of $1,277 as compared to $5,677 for First Quarter Ended Fiscal 2007. The Total Other Expense increase is attributed to additional interest expenses relating to Notes Payables and Credit Facility and other related administrative obligations.

As a result of the foregoing, the net loss for the First Quarter Ended Fiscal 2008 was $22,507 an increase of $8,690 as compared to net loss of $13,817 for the First Quarter Ended Fiscal 2007. The net loss for the First Quarter Ended Fiscal 2008 is attributed to increases in legal and accounting fees, interest and other related administrative obligations.

Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation. On September 2006, the Company re-entered the medical device industry by being appointed as an exclusive independent sales representative for certain surgical instruments and disposable devices. As of May 31, 2007, the Company continued to generate revenues from the sales commissions. Our working capital at May 31, 2007 was negative in deficit.

On June 15, 2002, and March 2004, we issued various Convertible Secured Notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable obligations. The terms of the Notes are that both of the principal and accrued interest are due on February 28, 2008. The Notes carry a 6% interest per annum. At the option of Living Trust, he Notes are convertible at any time into 15,000,000 shares of the Company's Common Stock. The value of these shares are approximately $1,500.

In September 5, 2005, the Company entered into a Revolving Credit Facility Agreement (the"Agreement"), by and between Gary A Agron and LKDTBJP Living Trust, (collectively (the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing this Agreement, the Company has agreed to issue each of Agron and LKDTBJP Living Trust 46,269,023 shares of its Common Stock. On October 6, 2006, subject to the confirmation of the Company's Plan of Reorganization, the Agreement was amended to issue a total of 10,000,000 shares of its Common Stock to the Lender. The value of these shares is approximately $1,000.

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

Part II. Other Information

Item 1. Legal Proceedings.

On November 6, 2006, the Company filed its Voluntary Petition under Chapter 11 of the Title 1 of the United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC. On this petition date, the Company its Proposed Plan of Reorganization and accompanying Disclosure Statement ("the Plan"). As of November 9, 2007, the United States Bankruptcy Court for the District of Colorado has not yet ruled on the confirmation of such Plan.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Number            Description
------            ------------

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

Sparta Surgical Corporation
        (Registrant)
Date: November 9, 2007                        By: /s/ Allan J. Korn
                                              ---------------------------
                                              Allan J. Korn
                                              Chief Executive Officer and
                                              Chief Financial Officer

--------------------------------------------------------------------------------