Form 10QSB
period 2007-08-31
SPARTA SURGICAL CORP
filed 2007-11-16
CIK 819981

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

                FOR THE QUARTERLY PERIOD ENDING: AUGUST 31, 2007

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

                                                       Name of each exchange on
Title of Class                                             which registered

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

The Registrant had $4,565 in revenue for its most recent fiscal year.

As of August 31, 2007, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 27,818 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)                           1

                  Balance Sheet
                  As of August 31, 2007
                  (Unaudited)                                                1

                  Statements of Operations
                  for the Three and Six Months Ended
                  August 31, 2007 and 2006
                  (Unaudited)                                                2

                  Statements of Cash Flows
                  for the Six Months Ended
                  August 31, 2007 and 2006
                  (Unaudited)                                                3

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

                           Sparta Surgical Corporation
                                  Balance Sheet
                                 August 31, 2007
                                   (unaudited)

ASSETS
         Accounts Receivable                                      $      11,343
                                                                  --------------

            TOTAL ASSESTS                                         $      11,343
                                                                  ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable                                         $      82,752
         Accrued Taxes Payable                                           95,512
         Accrued Interest for Notes Payable                              98,848
         Notes Payable to Trust                                         198,718
         Notes Payable to Trust                                         181,568
         Notes Payable to Credit Facility                                52,072
         Dividend Payable on Preferred Stock                            145,224
                                                                  --------------

            TOTAL CURRENT LIABILITIES                                   854,694
                                                                  --------------


STOCKHOLDERS' EQUITY Preferred Stock:
         1992 Non-cumulative Convertible Redeemable
           Preferred Stock, 165,000 shares authorized,
           82,533 shares issued and outstanding.                        330,132
         Series A Cumulative Convertible Preferred
           Stock, 30,000 shares authorized, 27,818
           shares issued and outstanding.                               111,272
            Series AA Cumulative Convertible Preferred
           Stock, 875,000 Shares authorized, none issued
           and outstanding.                                                   -
         Common Stock, $0.002 par value, 25,000,000
           authorized and 9,973,830 outstanding                          15,467
         Additional Paid in Capital                                  14,486,197
         Accumulated Deficit                                        (15,786,419)
                                                                  --------------


            TOTAL STOCKHOLDERS' EQUITY                                 (843,351)
                                                                  --------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      11,343
                                                                  ==============






                 See accompanying notes to financial statements

                           Sparta Surgical Corporation
                            Statements of Operations
                                   (unaudited)


                                        For the Three          For the Six
                                        Months Ended:          Months Ended:
                                     August 31, August 31, August 31, August 31,
                                       2007        2006      2007        2006


Revenue                              $   1,436  $       -  $   4,565  $       -
                                     -------------------------------------------

Gross Profit                             1,436          -      4,565          -
                                     -------------------------------------------

Selling, General and
Administrative Expenses                  2,120     87,569     10,803     91,053
                                     -------------------------------------------

Loss from Operations                      (684)   (87,569)    (6,238)   (91,053)
                                     -------------------------------------------

Other Income (Expense):
     Interest Expense                   (6,954)    (5,660)   (13,908)   (11,337)
                                     -------------------------------------------

     Total Other Income (Expense)       (6,954)    (5,660)   (13,908)   (11,337)
                                     -------------------------------------------

     Net Loss                           (7,638)   (93,229)   (20,146)  (102,390)

Cumulative Preferred Dividends          (9,999)    (4,656)   (19,998)    (9,312)
                                     -------------------------------------------

     Net Loss to Common Shareholders $ (17,637) $ (97,885) $ (40,144) $(111,702)
                                     ===========================================

     Weighted Average Shares         9,973,830  9,973,830  9,973,830  9,973,830
                                     ===========================================

Basic and Diluted Earning per Share
     Net Loss per share              $    0.00  $    0.01  $    0.00  $    0.01
                                     ===========================================



See accompanying notes to financial statement

Sparta Surgical Corporation
Statements of Cash Flows
           (unaudited)



                                                     For the Six Months Ended:

                                                    August 31,      August 31,
                                                       2007           2006

Cash flows from operating activities
Net Loss                                          $     (40,144)       (111,702)
                                                  ------------------------------
Adjustments to reconcile operating loss
  to net cash used in operating activities:
         Preferred dividends                             19,998               -
       Change in operating assets and liabilities:
           Accounts receivable                           (4,565)              -
           Accounts payable                               7,240               -
           Accrued expenses                              13,908         111,702
                                                  ------------------------------

         Net cash used in operating activities           (3,563)              -
                                                  ------------------------------

Cash flows from financing activities
         Proceeds from note payable                       3,563               -
                                                  ------------------------------
Net cash provided by financing activities                 3,563               -
                                                  ------------------------------

Net change in cash and cash equivalents                       -               -

Cash and cash equivalents at
     beginning of period                                      -               -
                                                  ------------------------------

Cash and cash equivalent at
     end of period                                $           -   $           -
                                                  ==============================


See accompanying notes to financial statements

Sparta Surgical Corporation

                        Notes to the Financial Statement

Note 1. Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation, (the "Company"), a non-operating public company since May 2002, was incorporated in Delaware on March 23, 1984. The Company was engaged in the research, development, manufacturing and marketing of surgical and electrotherapy products for the worldwide healthcare industry. In May 2002, the Company divested substantially all of its assets and ceased operations. As a result, the Company retained no assets after ceasing operations, and has performed only administrative duties as a transitory, or shell, corporation. Since May 2002, the Company has sought to acquire a new business opportunity. In October 2006, the Company was appointed as an exclusive independent sales representative to market certain surgical instruments and disposable devices and thereby re-entered the medical device industry. In addition, the Company's affiliate was appointed to market exclusively certain electrotherapy devices and accessories. Accordingly, the Company and its affiliate intends to utilize this new relationship to form a basis for its future activities and attempt to produce income. However, there can be no assurance that the Company and its affiliate will succeed with this new business strategy and or produce any future income.

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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares") valued at $9,254. On October 6, 2006, subject to the confirmation of the Company's Plan of Reorganization and Accompanying Disclosure Statements, the number of shares will be reduce to 10,000,000 valued at $1,000.

The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorize shares of the Company's common stock so that Loan Shares may be issued.

In September 2005, the Company did not have sufficient funds to pay Allan J. Korn, its President, for his past services. Therefore the Company authorized issuance of 5,443,415 shares of its Common Stock valued at $544.34 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years. On October 6, 2006, subject to the confirmation of the Company's Plan of Reorganization,and Accompanying Disclosure Statements, the Company and Mr. Korn agreed to reduce the number of shares to 50,000. In November 2006, the Company's affiliate did not have sufficient funds to pay Mr. Korn for assuming the position of President, sole officer and director. Therefore, the affiliate agreed to authorize to issue 25,000 shares of its Common Stock to Mr. Korn.

In November 2006, the Company's affiliate entered into a $100,000 Revolving Credit Facility Agreement by and between the Lender. The terms and conditions under this Credit Facility are the same as the Company's with the exception that in consideration of the Lender providing the credit facility, the affiliate authorized to issue 850,000 shares of its common stock to the Lender. These shares are valued at approximately $85.

Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the six months ended August 31, 2007 as compared to what was previously disclosed.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through August 31, 2007. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-. The Company also has net operating loss carryforwards for tax reporting periods. The Company retained no assets after ceasing operations on May 2, 2002, and has performed only administrative duties as a transitory, or shell, corporation. On November 2006, the Company re-entered the medical device industry by being appointed as the exclusive independent sales representative for certain surgical instruments and disposable devices.

Basic and Diluted Earnings Per Common Shares

In accordance with Financial Accounting Standards Boards ("FASB") No. 128, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. For the three and six months ended August 31, 2007 and 2006 there is no difference between the basic and diluted loss per share, as there were no dilutive stock options.

                                        For the Three          For the Six
                                        Months Ended:          Months Ended:
                                     August 31, August 31, August 31, August 31,
                                       2007        2006      2007        2006




Numerator:
Net Loss applicable
to common stockholders               $ (17,637) $ (97,885) $ (40,144) $(111,702)

Denominator
Weighted average
shares outstanding
during the period                    9,973,830  9,973,830  9,973,830  9,973,830

Basic and diluted
loss per common
share                                $   (0.00) $   (0.01) $   (0.00) $   (0.01)

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

In November 2006, the Company and its affiliate filed for protection under Chapter 11 in the United States of Bankruptcy Court for the District of Colorado.


Note 3- Related Party Transactions

Office Space

The Company's uses office space located in its Chief Executive Officer's office. The Company estimates the fair value of these services to be $1,200 per year and these amounts have not been recorded in the financial statements.

Amounts Due to Related Parties

As of August 31, 2007, the Company had amounts due to the Lender in the amount of $52,072 in connection with the $100,000 Revolving Credit Facility Agreement dated September 9, 2005.

As of August 31, 2007, in connection with the Company's Convertible Notes, the Company had amounts due of $380,286, including accrued interest of $98,848, in the aggregate amount of $$479,134 to Living Trust.

Current Notes payable consists of the following:

Credit Facility dated September 9, 2005 for
$100,000 at 6% due February, 2008                                 $      52,072

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               198,718

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               181,568
                                                                  --------------

                                                                  $     432,358
                                                                  ==============

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

As of August 31, 2007, the Company has accrued $145,224 for cumulative preferred dividends.

Note 5 - Stock Options and Warrants

The 1987 Stock Option Plan (the "Plan") provided for the grant of both incentive stock options and non-qualified stock options. A total of 250,000 shares of common stock have been reserved for issuance under the Plan. In April 2000, the Company extended the 1987 Stock Option Plan for an additional ten-year period, until October 1, 2007. The Plan expired on October 1, 2007. As of November 30, 2007, there are no outstanding Option and Warrants issued.

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

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition. Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At August 31, 2007, our accumulated deficit was approximately $15,786,419.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and will not be profitable in the future as the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,786,419 in cumulative net losses from inception.

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

We filed Chapter 11.

We filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the District of Colorado.

Results of Operations

Three Months Ended August 31, 2007 as Compared to Three Months Ended August 31, 2006.

We had $1,436 in revenues for the Three Months Ended August 31, 2007 ("Second Quarter Ended Fiscal 2008") and no revenues for the Three Months Ended August 31, 2007 ("Second Quarter Ended Fiscal 2007") due to the Company divesting substantially all of its assets and as a result ceasing operations on May 2, 2002. The increase in revenues is attributed to the Company generating sales commissions relating to its appointment of being an exclusive independent sales representative for a certain medical and disposable product line.

Selling, general and administrative ("SG&A") expenses for the Second Quarter Ended Fiscal 2008 were $2,120, a decrease of $85,449 as compared to $87,569 in expenses for the Second Quarter Ended Fiscal 2007. The decrease in SG&A expenses for the Second Quarter Ended Fiscal 2008 is attributed to a one-time settlement charge plus accrued interest and other related administrative expenses recorded in Fiscal 2007.

Total Other Expenses for the Second Quarter Ended Fiscal 2008 were $6,954, an increase of $1,294 as compared to $5,660 for Second Quarter Ended Fiscal 2007. The Total Other Expense increase is attributed to additional interest expenses relating to Notes Payables and Credit Facility and other administrative expenses.

As a result of the foregoing, the net loss for the Second Quarter Ended Fiscal 2008 was $17,637, a decrease of $80,248 as compared to the net loss of $97,885 for the Second Quarter Ended Fiscal 2007. The decrease in the net loss for the Second Quarter Ended Fiscal 2008 as compared to 2007 is attributed to the one-time settlement charge as discussed above.

Six Months Ended August 31, 2007 as Compared to Six Months Ended August 31,
2006.

We had $4,565 in revenues for the Six Months Ended August 31, 2007 and no revenues for the Six Months Ended August 31, 2006 due to the Company divesting substantially all of its assets and as a result ceasing operations on May 2, 2002. The increase in revenues is attributed to the Company generating sales commissions relating to its appointment of being an exclusive independent sales representative for a certain medical product line.

Selling, general and administrative ("SG&A") expenses for the Six Months Ended August 31, 2007 were $10,803, a decrease of $80,250 as compared to $91,053 in expenses for the Six Months Ended August 31, 2006. The decrease in SG&A expenses for the Six Months Ended August 31, 2007 is attributed to the one-time settlement charge as discussed above.

Total Other Expenses for the Six Months Ended August 31, 2007 were $13,908, an increase of $2,571 as compared to $11,337 for Six Months Ended August 31, 2006. The Total Other Expense increase is attributed to additional interest expenses relating to Notes Payables and Credit Facility and other administrative expenses.

As a result of the foregoing, the net loss for the Six Months Ended August 31, 2007 was $20,146, a decrease of $91,556 as compared to the net loss of $111,702 for the Six Months Ended August 31, 2006. The decrease in the net loss for the First Half of Fiscal 2008 as compared to 2007 is attributed to the one-time settlement charge and administrative expenses as discussed above.

Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation. On October 2007, the Company re-entered the medical device industry by being appointed as an exclusive independent sales representative for certain surgical instruments and disposable devices. As of November 30, 2007, the Company continued to generate revenues from the earned sales commission. Our working capital at August 31, 2007 was negative in deficit.

On June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on February 28, 2008. The Notes carry a 6% interest per annum. The Notes are convertible at any time into 15,000,000 shares of the Company's common stock at the option of the Living Trust.. The value of these shares is approximately $1,500.

In September 5, 2005, the Company entered into a Revolving Credit Facility Agreement (the"Agreement"), by and between Gary A Agron and LKDTBJP Living Trust, (collectively (the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing this Agreement, the Company has agreed to issue each of Agron and LKDTBJP Living Trust 46,269,023 shares of its Common Stock valued at $9,254. On October 6, 2006, subject to the confirmation of the Company's Plan of Reorganization, and Accompanying Disclosure Statements, the number of shares issued will be reduced to 10,000,000 valued at $1,000.

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

Part II. Other Information

Item 1. Legal Proceedings.

On November 6, 2006, the Company filed its Voluntary Petition under Chapter 11 of the Title 1 of the United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC. On this petition date, the Company its Proposed Plan of Reorganization and accompanying Disclosure Statement (the"Plan"). As of
November 12, 2007 , the United States Bankruptcy Court for the District of Colorado has not yet ruled on the confirmation of the Plan.

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

Sparta Surgical Corporation
        (Registrant)
Date: November 12, 2007                          By: /s/ Allan J. Korn
                                                    ---------------------
                                                 Allan J. Korn
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

--------------------------------------------------------------------------------