Form 10KSB/A
period 2006-02-28
SPARTA SURGICAL CORP
filed 2008-01-31
CIK 819981

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

                           Sparta Surgical Corporation
                            Statements of Operations
                 For the Years Ended February 28, 2006 and 2005


                                                  2006                2005
                                            ----------------    ----------------

Net sales                                   $             -     $             -
Cost of sales                                             -                   -
                                            ----------------    ----------------

Gross profit                                              -                   -
                                            ----------------    ----------------

     Selling, general and
      administrative expenses                        75,508                   -

Loss from operations                                (75,508)                  -
                                            ----------------    ----------------

Other income (expense)
     Interest expense                               (22,222)            (22,190)
     Gain on extinguishment of debt                 307,709                   -
                                            ----------------    ----------------

     Total Other Income (Expense)                   285,487             (22,190)
                                            ----------------    ----------------

     Income/(loss) before income taxes              209,979             (22,190)
                                            ----------------    ----------------

Income tax expense                                     (800)               (800)
                                            ----------------    ----------------

     Net income/(loss)                      $       209,179     $       (22,990)

     Cumulative Preferred stock dividends           (18,632)            (18,632)

     Net income/(loss) applicable to
      common stockholders                   $       190,547     $       (41,622)

     Basic and diluted net income/
      (loss) per common share               $         0.02      $         (0.00)

     Weighted average shares used to
       calculate basic and diluted
       net loss per common share                  9,973,830           9,973,830



   The accompanying notes are an integral part of these financial statements.


                                                 Sparta Surgical Corporation
                                    Statement of Changes in Stockholders' Equity (Deficit)
                                        For the Years Ended February 28, 2006 and 2005


                                                    Series A Cumulative
                                  1992 Redeemable   Redeemable Preferred                         Additional
                                 Preferred  Stock          Stock             Common Stock          Paid         Accumulated
                                  Shares    Amount    Shares    Amount     Shares     Amount     In Capital       Deficit
                                 -------------------------------------------------------------------------------------------
Balance at February 28, 2004      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $ 15,467   $14,486,197   $ (15,735,182)

Preferred stock dividends paid

Net income/(loss)                                                                                             $     (41,622)

Balance at February 28, 2005      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $ 15,467   $14,486,197   $ (15,776,804)
                                 -------------------------------------------------------------------------------------------
Preferred stock dividends paid

Net income/(loss)                                                                                             $     190,547

Balance at February 28, 2006      82,533  $ 330,132   27,818  $ 111,272   9,973,830  $ 15,467   $14,486,197   $ (15,586,257)


                          The accompanying notes are an integral part of these financial statements.



                           Sparta Surgical Corporation
                             Statement of Cash Flows
                 For the Years Ended February 28, 2006 and 2005

                                                 2006                 2005
                                            ---------------     ----------------
Cash flows from operating activities
Net income/(loss)                           $       190,547     $       (41,622)
Adjustments to reconcile net gain/(loss)
  to net cash (used) by operating
  activities
Preferred dividends                                  18,632              18,632
Gain on extinguishment of debt                     (307,709)                  -
Accounts payable and accrued expenses                93,058            (181,568)
                                            ---------------     ----------------
Net cash (used) by operating activities              (5,472)             41,622
                                            ---------------     ----------------
Cash flow from investing activities
Net cash (used) by investing activities                   -                   -
                                            ---------------     ----------------

Cash flows from financing activities
Proceeds from note payable                            5,472             181,568
Net cash provided by financing activities             5,472             181,568
                                            ---------------     ----------------


Net change in cash and cash equivalents                   -                   -
                                            ---------------     ----------------

Cash and cash equivalents at beginning
 of year                                                  -                   -
                                            ---------------     ----------------

Cash and cash equivalents at end of year    $             -     $             -
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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 27, 2007 and the Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). Subsequently, on October 6, 2006, the Credit Facility agreement was amended to issue a total of 10,000,000 shares the Compan's stock. This amendment also requires shareholder approval. See note 8 for more information. The Company has valued these Loan shares at $100.

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

In February 2006, as a result of the statute of limitation expiring on its trade payables, the Company recorded a gain of $307,709 on extinguishment of these debts. See note 7.

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

                                                      2006            2005
                                                 ------------     -----------

     Numerator:
      Net Loss applicable to common
      stockholders                               $    190,547     $   (41,622)

      Denominator
      Weighted average shares outstanding
       during the year                              9,973,830       9,973,830


      Basic and diluted income/(loss) per
       common share                              $       0.02     $     (0.00)

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

Engagement of Independent Accountant.

On October 20, 2005, the Company's Board of Director, upon recommendation of its Audit Committee, appointed Marcia Fritz & Company as its new independent accountants. See Item 8. Changes in and Disagreements with Accountants on Accounting Financial Disclosure.

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

Note 3 - Restatement of Financial Statements

The Company is filing this Form 10-KSB/A for the fiscal year ended February 28, 2006 to amend and restate the:

1. Note 1. Engagement of Independent Accountant.

2. Item 8. Changes in and Disagreements with Accountant and Financial Condition.

3. Note 7. Gain on Extinguishment of Debt.

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

Note 7 - Gain on extinguishment of debt

The Company obtained an opinion letter from Boutin Dentino, a law firm in connection With whether the collection of accounts payable in barred by the statute of limitations. This opinion was based upon the application of California Code of Civil Procedure Sections 337, 337a and 344 and determined that the statute of limitations concerning These accounts payable has expired and is no longer collectable against the Company. As A result,we are applying the basis of statute of limitations, the Company recognized a Gain of $307,709 on the extinguishment of debt during the fiscal year ended February 28, 2006. See Exhibit 99.1

Note 8 - Subsequent event

On October 6, 2006, the Credit Facility agreement was amended reduce the amount of shares to be issued in conjunction with the Credit Facility. The number of shares to be issued was reduced to 10,000,000 shares from 92,538,046. The Company has Living Trust 5,000,000 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 20, 2005, we appointed Marcia Fritz & Company, independent registered public accounting firm to replace Angell & Deering,CPA ("Prior Auditors") following their dismissal on May 30, 2002. This action was ratified by our board of directors on May 30, 2002. during the fiscal years ended February 28, 2001 and 2000 and subsequent interim period through February 28, 2005, we had no disagreements with the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Prior Auditors would have caused it to make reference to the subject matter of the disagreements in its report. The Prior Auditors reports on our financial statements for fiscal years ended February 28, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to the uncertainty, audit scope or accounting principles. We have been unable to obtain letter from the Prior Auditors stating the firm agrees with the above statement because the firm is no longer in business.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        13.1 Revolving Credit Agreement*
        99.1 Opinion Letter (Statute of Limitations of Boutin Dentino)

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

                                                     2004    2005
                                                    -----   -----
              Audit fees for the year ended
              February 28 and fees for the review
              of financial statements included in
              quarterly reports on Form 10-QSB          0   3,750
              Audit related fees                        0     785
              Tax fees                                  0       0
              Other services fees                       0       0
                                                    -----   -----
                  Total                                 0   4,535
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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Brunswick, New Jersey, on December 27, 2007.

                                    SPARTA SURGICAL CORPORATION

                                    By: /s/ Allan J. Korn
                                    -----------------------------------------
                                       Allan J. Korn, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on December 27, 2007.

         Signature         Title
         ---------         -----
         Allan J. Korn     Chief Executive Officer, Chief Financial Officer

--------------------------------------------------------------------------------