Form 10KSB/A
period 2007-02-28
SPARTA SURGICAL CORP
filed 2008-01-31
CIK 819981

===============================================================================

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

         The aggregate market value of the Common Stock held by non-affiliates as of February 28, 2006 was approximately $1,000.

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

         The Company's sole executive officer will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's sole executive officer will review material furnished to him by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interest of the Company and its shareholders.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         On November 6, 2006, the Company filed its Voluntary Petition for relief under Chapter 11 of the Title 1 of the United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC, in order to facilitate the restructuring of the the Company's debt, trade liabilities and other obligations. On this petition date, the Company filed its Proposed Plan of Reorganization and accompanying Disclosure Statement, and throughout the Bankruptcy proceedings, the Company will continue to operate their business and manage their properties as "debtors-in-possession" pursuant to the Bankruptcy Code. On December 19, 2006, the Court denied confirmation of the Company's Chapter 11 Plan of Reorganization and the final approval, and under USC Section 1125, of the Company's Disclosure Statement was not approved. On December 27, 2006, the Company filed a Notice of Appeal from the Order denying Final Approval under 11 U.S.C Section 1125 of the Company's Disclosure Statement and denying confirmation of the Company's Chapter 11 Plan of Reorganization entered on the 19th day of December, 2006. As of January 15, 2008, the District Court of Appeals has not yet ruled on the Confirmation of the Company's Plan of Reorganization. (See Exhibit 10.3)

         The Company was served with a complaint from Healthcore Holdings under Case#99-35339-HCA-11 filed in the United States Bankruptcy Northern District of Texas relating to reimbursement of certain fees in connection with due diligence performed by the Company on Healthcore. Healthcore secured and entered a Final Judgment By Default against the Company.


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

         As of October 30, 2007, we had approximately 500 holders of record of our Common Stock and there were 9,973,830 shares of our Common Stock outstanding and we had authorized capital stock consisted of 25,000,000 shares of Common Stock $0.002 par value, 82,533 Preferred Stock, $4.00 par value shares outstanding. For further description of these Preferred Stock see Item 7 "Financial Statements".

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Except for the historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB,Quaraterly Reports on Form 10-QBS and other periodic filings. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligations to update these forward-looking statements.

These statements relate to the future events in future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, performance or achievements to be materially different from these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and may be beyond our control. Although we believe that the assumptions could be inaccurate, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. The following discussions should read in conjunction with the unaudited Financial Statements contained in 10-QSB and notes thereto. We disclaim any intent or obligation to updated these forward-looking statements.

Since May 2002, we were a non-operating public shell company and we incorporated in Delaware on March 23, 1984. In recent years we have experienced losses from operations And continue to suffer from a deficiency in available working capital. In October 2001 and May 2002 we divested substantially all of our assets and ceased operations. As a result, we retained no assets after ceasing operations, and have performed only administrative duties as a transitory, or shell corporation. In September 2006, the Company re-established itself in the medical device industry by being appointed as an exclusive independent sales representative to market certain medical devices and accessories.

On November 6, 2006, we filed a Voluntary Petition for relief under Chapter 11 of of the United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC, in order to facilitate the restructuring of our debt, trade payables and other obligations. On this petition date, we filed our proposed Plan of Reorganization and accompanying Disclosure Statement, and throughout the bankruptcy proceedings, we will continue to operate the business and manage the properties as "debtors- in-possession" pursuant to the Bankruptcy code. Chapter 11 of the United States Bankruptcy Code is designed to allow for the rehabilitation and reorganization of Financially troubled entities or individuals. Chapter 11 allows us to retain our Assets during the administration of our Chapter 11 case as a Debtor-in Possession and Following confirmation of Plan as a reorganized debtor (Sparta) or as provided in the Plan. Once confirmation of a Plan of Reorganization is approved by the Court, the Plan Of Reorganization is the permanent structuring of the debtors financial obligation. the Plan also provides a means through which the debtor/Sparta will restructure or pay its obligations.

On December 19, 2006, the Court denied confirmation of our Plan of Reorganization (the "Plan") and the final approval of the Disclosure Statement. On December 27, 2006, we filed a Notice of Appeal on the basis of (i) that the Bankruptcy Court erred in Denying Final Approval of the Disclosure Statement,
(ii) the Bankruptcy Court findings of the facts constituted an abuse of discretion, and (iii) all classes under the Plan voted to accept the Plan . We put on evidence establishing the Plan of Reorganization and Disclosure Statement satisfied all the requirements of Bankruptcy Code 1129(a. On August 21, 2007, A. Bruce Campbell, United States Bankruptcy Judge, issued an order to recuse himself from hearing this case. As of December 27, 2007, the District Court of Appeals has not yet ruled on our Notice of Appeal to approve the Plan of Reorganization and accompanying Disclosure Statement.

Historically, we experience significant recurring net operating losses as well as negative cash flows from operations, Our main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. based on our cash position and bankruptcy proceedings, and subject to the approved plan of reorganization, to the best of our knowledge, we believe we may have sufficient cash to meet our funding requirements through June 30, 2008. Our ability to raise additional capital to fund operations also may have been impaired on short and long term basis by the Chapter 11 reorganization proceeding. However, based upon the issues discussed herein, there can be no assurance we will be able to raise additional capital on desirable terms or at all on a long term basis or reverse its operating loss or cash flow deficiency, or that we will be able to satisfy its future obligation obligations.

The above factors raise substantial doubt about the ability to continue as a going concern which may require further restructuring, or sale or merger with another entity and could cause significant dilution or a total loss to its shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that be may be necessary should we be unable to continue as a going concern.

On October 2006, BJCR Electro-Therapy, Inc., a Delaware corporation, the Company's affiliate was formed (the "Affiliate") for the purpose of developing and marketing a electrotherapy product line and accessories directly with the durable medical equipment dealers. On November 2006, the Affiliate was appointed to act as the exclusive sales representative for the Spectra electrotherapy devices and accessories. Under the agreement with Spectra, the Affiliate is able to generate commissions on sales relating to electrotherapy products and accessories. On November 2006, the Lender and Affiliate entered into a $100,000 working capital credit facility at 6% per annum due on February 28, 2008. As a consideration for the Agreement, the Affiliate agreed to issue 420,000 shares of its Common Stock to the Lender.

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-KSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as a cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterizations of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our operating business, operating results and financial condition.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us. These factors or others could have a material adverse affect on our business, operating results and financial condition.

Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and cant assume future profitability. At February 28, 2007, our accumulated deficit was approximately $15,746,275.

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

Any expansion of our operations will place a significant strain on management, financial controls, operating system, personnel and other resources. As of February 28, 2007, we had net operating loss carry forwards of approximately $15,746,000.

The medical industry is intensely competitive. We compete in all aspects of our Business with numerous medical products manufacturers and distributors, many of Whom have substantially greater market share and financial and other resources.

There is no significant trading market for our common stock.

Our common stock is not eligible for trading on any national or regional exchange and has been quoted on the Pink Sheet of the National Quotation Services.

Because our common stock is classified as "penny stock", trading is limited and the common stock price declined to virtually no value and therefore, is very difficult to sell. Furthermore, because our common stock falls under the definition of "penny stock", trading in our common stock is limited because broker-dealers are required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock.

One of our current stockholders has significant influence over our management and directors and may take actions that may not be in the best interest of other stockholders.

Our co-founder beneficially own approximately 66% of common stock. Therefore, he will be able among other things, to elect directors.

We filed a petition for relief under Chapter 11 Bankruptcy in order to facilitate the restructuring of our debt, trade liabilities and other obligations. There can be no assurance the confirmation of our proposed Plan of Reorganization and Disclosure Statement will be approved by the Bankruptcy Court. Year Ended February 28, 2007 as compared to Year Ended February 28, 2006

We had $6,778 revenues for Year Ended February 28, 2007 ("YE 2007") and no revenues for Year Ended February 28, 2006 ("YE 2006"). In FY 2007, we re-established our medical device business, as we divested substantially all of our assets and ceased operations on May 2, 2002. In September 2006, the Company was appointed as an exclusive independent sales representative for a certain medical and surgical devices and as a result generated commissions.

We intend to continue to concentrate our efforts on increasing the level of sales to achieve profitable operations. In addition, we intend to consider growth through selective strategic acquisitions. However, there can be no assurance that we will increase sales or achieve profitable operations in the future.

We had $96,029 Selling, general and administrative ("SG&A") expense for YE 2007 before Reorganization expenses, as compared to $76,308 in YE 2006. The increase of $19,721 in SG&A is attributed primarily to a one-time expense in connection for a due diligence fee on a potential acquisition, legal fees and other related administrative expense. In addition, we incurred an additional $11,102 of Reorganization expenses for legal fees in connection with our filing of Chapter 11 Bankruptcy.

Total Other Expenses for YE 2007 were ($2,279), an increase of $287,766 as compared to $285,487 Total Other Income for YE 2006. The Total Other Expenses increase is attributed primarily to the gain on extinguishment on debt in FY 2006.

As a result of the foregoing, the net loss for YE 2007 was ($160,018),an increase of $350,565 from the net income of $190,547 for YE 2006.

Basic and diluted loss per share were ($0.02) for YE 2007 as compared to net income of $0.02 per share for YE 2006.

Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. In May 2002, we sold substantially all of our assets. In September 2006, we re-established our medical device business by being appointed as an exclusive independent sales representative for certain medical device and accessories. In November, we filed Voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to reorganize and work out our debt arrangements. Therefore, since we filed Chapter 11, it will be extremely difficult for us to raise additional working capital in the future.

In June 2002 and March 2004, we issued to LKDTBJP Living Trust. (the "Living Trust") various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the our debts and notes payable. The Convertible Notes, both principal and accrued interest are due on December 20, 2006. The Convertible Notes accrue at 6% interest per annum and at the sole option of the holder of the Convertible Notes may at any time convert the debt into 15,000,000 shares of Sparta's Common Stock. The Company values these at approximately $1,500. As of February 28, 2007 the principal amount, including accrued interest was $466,256.

In September 2005 and November 2006, the Company and its Affiliate, respectively, each entered into a Revolving Credit Facility Agreement, ("Agreement") by and between Gary A Agron and Living Trust(collectively "Lender"). Under the terms of the Agreement, the Company and its affiliate each can borrow up to $100,000 with interest charged at 6.0% per annum. As of February 28, 2007, the Company owed the principal amount, including accrued interest in the amount of $47,099 and the affiliate had no outstanding balance due under the Agreement. In addition, Affiliate agreed to issue to the Lender 420,000 shares of its Common Stock, valued at approximately $840.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sparta Surgical Corporation

We have audited the accompanying balance sheet of Sparta Surgical Corporation (debtor-in-possession) as of February 28 2007 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows statements for each of the two years in the period ended February 28, 2007. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. On November 6, 2006, the Company filed voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code as discussed in Note 1, in order to reorganize and work out its debt arrangements. Management's plan regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcia Fritz & Company, Certified Public Accountants
Citrus Heights, California
October 30, 2007 except as to Note 7 which date is December 27, 2007

                           Sparta Surgical Corporation
                             (Debtor-In-Possession)
                                  Balance Sheet
                                February 28, 2007


Assets
         Accounts receivable                                    $         6,778
                                                                ---------------
Total Assets                                                    $         6,778
                                                                ===============

Liabilities and Stockholders' Equity

Liabilities Not Subject to Compromise

Current Liabilities
          Accrued taxes payable                                 $        95,512
                                                                ---------------
Total Current Liabilities                                       $        95,512
                                                                ===============

Liabilities Subject to Compromise

          Accounts Payable                                               75,512
          Accrued interest for notes payable                             86,350
          Notes payable - living trust                                  380,286
          Notes payable - credit facility                                47,099
          Dividends payable on preferred stock                          125,226
                                                                ---------------
Total Liabilities                                                       809,985
                                                                ---------------
Stockholders' Equity
          Preferred stock: $4.00 par value, 2,000,000
                  shares authorized; 1992 non-cumulative
                  convertible redeemable preferred
                  stock; 165,000 shares authorized,
                  82,533 shares issued and outstanding                  330,132
          Series A cumulative convertible redeemable
                  preferred stock; 30,000 shares
                  authorized, 27,818 shares issued
                  and outstanding                                       111,272
          Common stock, $0.002 par value, 25,000,000
                  authorized, 9,973,830 issued and
                  outstanding                                            15,467
          Additional paid in capital                                 14,486,197
          Accumulated deficit                                       15,746,275)
                                                                ---------------
Total Stockholders' Equity                                            (803,207)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $         6,778
                                                                ===============

   The accompanying notes are an integral part of these financial statements.

                           Sparta Surgical Corporation
                             (Debtor-In-Possession)
                            Statements of Operations
                 For the Years Ended February 28, 2007 and 2006


                                                       2007             2006
                                                   -----------      -----------

Net sales                                          $     6,778      $         -
Cost of sales                                                -                -
                                                   -----------      -----------

Gross profit                                                 -                -
                                                   -----------      -----------

     Selling, general and
      administrative expenses                          102,807           76,308
                                                   -----------      -----------
Loss before reorganization expenses                    (96,029)         (76,308)
                                                   -----------      -----------
Reorganization Expenses                                (11,012)               -
                                                   -----------      -----------
Other income (expense)
     Interest expense                                  (23,513)         (22,222)
     Gain on extinguishment of debt                     21,234          307,709
                                                   -----------      -----------
     Total Other Income (Expense)                       (2,279)         285,487
                                                   -----------      -----------
     Net income(loss)                                 (109,320)         209,179

     Cumulative Preferred stock dividends              (50,698)         (18,632)

     Net income/(loss) applicable to
      common stockholders                          $  (160,018)     $   190,547

     Basic and diluted net income
      (loss) per common share                      $     (0.02)     $      0.02

     Weighted average shares used to
      calculate basic and diluted
      net loss per common share                      9,973,830        9,973,830

   The accompanying notes are an integral part of these financial statements.


                                                    Sparta Surgical Corporation
                                                       (Debtor-In-Possession)
                                       Statement of Changes in Stockholders' Equity (Deficit)
                                           For the Years Ended February 28, 2007 and 2006


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


                                                                 15

                           Sparta Surgical Corporation
                             (Debtor-In-Possession)
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

                           Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006



Note 1 - Description of Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation, (the "Company"), a non-operating public company since May 2002, was incorporated in Delaware on March 23, 1984. The Company was engaged in the research, development, manufacturing and marketing of surgical and electrotherapy products for the worldwide healthcare industry. In May 2002, the Company divested substantially all of its assets and ceased operations. As a result, the Company retained no assets after ceasing operation, and has performed only administrative duties as a transitory, or shell, corporation. Since May 2002, the Company has sought to acquire a new business opportunity. In September 2006, the Company and its Affiliate was appointed as an exclusive independent sales Representative to market certain medical devices and accessories. Accordingly, the Company and its Affiliate intends to utilize these new relationship to form a basis for its future activities and attempt to produce income. However, there can be no assurance that the Company will succeed with this new business strategy and or produce any future income.

On November 6, 2006, we filed a Voluntary Petition for relief under Chapter 11 of The United States Code Bankruptcy in the United States Bankruptcy Court in order to facilitate the restructuring of our debt, trade payables, and other obligations. On the petition date, we filed our proposed Plan of Reorganization ("Plan") and accompanying Disclosure Statement,("Disclosure")and throughout the Bankruptcy proceedings, we will continue to operate the business and manage the properties as "debtors-in-possession" pursuant to the Bankruptcy Code. In general, as "debtors-in-possession", we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transaction outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 19, 2006, the Court denied confirmation of our Plan and the final approval of the Disclosure. On December 27, 2006, we filed a Notice of Appeal on the basis of, (i) the Bankruptcy Court erred in Denying Final approval of the Disclosure,(ii) the Bankruptcy Court findings of the facts Constituted an abuse of discretion, and(iii)that all classes under the Plan voted to accept the Plan. We put evidence establishing the Plan and Disclosure satisfied all the requirements of Bankruptcy Code 1129(a). On August 27, 2007, A Bruce Campbell, As of December 28, 2007, the District Court of Appeals has not yet ruled on our Notice of Appeal.

In June 2002 and March 2004, the Company issued to LKDTBJP Living Trust Trust"), various Convertible Secured Promissory Notes, (the "Convertible Notes") in the amount of $380,286 for assuming certain of the Company's debt and notes payable. The Convertible Notes, both principal and accrued interest, are due on June 15, 2006 and May 17, 2006, at 6% interest per annum. At the option of the Living Trust, the Convertible Notes are convertible at any time into 15,000,000 shares of the Company's Common Stock. On May 12, 2006, Living Trust agreed to extend payments on both principal and accrued interest under the Convertible Notes until February 28,2008.

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). Subsequently, on October 6, 2006, Agreement was amended to issue a total of 10,000,000 shares the Company's Common Stock. The Company has valued these shares approximately $1,000.

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

In November 2006, the Company's affiliate entered into a $100,000 Agreement by and between the Lender for working capital to be used in connection with the development and marketing the electrotherapy product line to the durable medical equipment dealers. This Agreement allows the affiliate to borrow at interest of 6.0% per annum, and both Principal and accrued interest is due on February 28, 2008. As of February 28, 2007, there are no advances made under the Agreement. In consideration of the Lender providing the Agreement, the affiliate agreed to issue to the Lender 420,000 shares of its Common Stock. These shares issued are valued at approximately $84.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, the realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were unable to continue as a going concern. Realization of the assets, however, is dependent on the continued operations of the Company and the future success of such operations. There can be no assurances that the Company will be able to reverse its operating losses or cash flow deficiencies, or that the Company will emerge from Chapter 11 bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Accordingly, all pre-Bankruptcy petition ("pre-petition") liabilities believed to be subject to compromise have been segregated in the Balance Sheet (the "Balance Sheet")and classified as "liabilities subject to compromise" at the estimated amount of allowable claims under Chapter 11 Cases. Liabilities not believed to be subject to compromise in the bankruptcy proceeding are separately classified as "current" and "non-current" as appropriate. Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as "Reorganization Expenses." Interest expense is reported only to the extent that it is to be paid during the Chapter 11 case.

During 2001 and 2002, the Company entered into and completed an agreement to sell all of its operating assets.

In September 2005 and November 2006, the Company and its Affiliate entered into a Revolving Credit Facility. This Revolving Credit Facility allows it to borrow each up to $100,000 with interest charged at 6.0% per annum due in February 28, 2008.

The Company intends to enter into an Agreement and Plan of Merger with an agreeable party, at which point the Company will merge with that company. However, there can be no assurance that the Company will finalize any agreement and/or plan of merger in the near future.

In November 2006, the Company filed for relief under Chapter 11 of the Bankruptcy Court in District of Colorado.

Note 3 - Related Party Transactions

Office Space

The Company's uses office space located in its Chief Executive Officer's office. The Company estimates the fair value of these services to be $1,200 per year and these amounts have not been recorded in the financial statements.

Amount Due to Related Party

As of February 28, 2007, in connection with $100,000 Credit Facility Agreement, the Company had amounts due, including accrued interest, to Lender in the amount of $47,099.

As of February 28, 2007, in connection with the Company's Convertible Notes, the Company had amounts due, including accrued interest, to Living Trust in the amount of $466,256.

                          Sparta Surgical Corporation
                        Notes to the Financial Statements
                 For the Years Ended February 28, 2007 and 2006


Note 3 (continued)
Current Notes payable consist of the following:

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

As of February 28, 2007, the Company has accrued $125,226 for cumulative preferred dividends.

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

Note 6 - Gain on extinguishment of debt

The Company obtained an opinion letter from Boutin Dentino, a law firm in connection with whether the collection of accounts payable is barred by the statute of limitations. This opinion was based upon the application of California Code of Civil Procedure sections 337,337a, and 344 and determined that the statute of limitations concerning these accounts payable has expired and is no longer collectable against the Company. As a result, we are applying the basis of statute of limitations, the Company recognized a gain of $21,234 and $307,709 on the extinguishment of debt during the years ended February 28, 2007 and 2006,respectively.

Note 7- Restatement of Financial Statements

The Company is filing this Form 10-KSB/A for the fiscal year ended February 28, 2007 to amend and restate the:

1. Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations;

2. Item 7-Financial Statements, including, balance sheet, statement of operations, and Cash Flow to reflect reorganization under provision of the Bankruptcy Code SOP 90-7;

3. Item 7-Note 1- Notes to the Financial Statements-Description of Business Summary of Significant Accounting Policies;

4.       Item 7-Note 2-Going Concern

5. Item 8-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure;

6.       Item 14- Controls and Procedures; 7. Exhibit 31.1 - Certification

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 20, 2005, we appointed Marcia Fritz & Company, independent registered public accountants, as our independent registered public accounting firm to replace Angell & Dearing, CPA ("Prior Auditors")following their dismissal on May 30, 2002. This action was ratified by our board of directors on May 30, 2002. During the fiscal years ended February 28, 2002 and 2001 and the subsequent interim period through February 28, 2005, we had no disagreements with the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Prior Auditors would have caused it to make reference to the subject matter of the disagreements in its report. The Prior Auditors' reports on our financial statements for the fiscal years ended February 28, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. We have been unable to obtain a letter from the Prior Auditors stating that the firm agrees with the above statement because the firm is no longer in business.

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

Warrants Issued

         As of February 28, 2007 there are no outstanding warrants.

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

         In September 2005, the Company agreed to issue 5,443,415 shares of its Common Stock to Mr. Korn valued at $.001 per share for services to the Company for acting as its Chief Executive Officer. In November 2006, the Company's affiliate BJCR agreed to issue Mr. Korn 25,000 shares of its Common Stock for assuming the position of President and director in lieu of compensation. These shares are valued at approximately $3.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party nonaffiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

         In September 2005 the Company entered into a Revolving Credit Agreement ("Credit Agreement") with the LKDTBJP Living Trust, and with Gary A. Agron. Under the terms of the Credit Agreement the Company can borrow up to $100,000 due on February 28, 2008. The loans are unsecured, due on demand and bear interest at an annual rate of 6%. Borrowings under the Credit Agreement totaled $47.099 as of February 28, 2007. As consideration for the Credit Agreement, the Company agreed to issue 46,269,023 shares of its Common Stock to each of LKDTBJPK Living Trust and Agron at such time as the Company's authorized shares of Common Stock are increased to allow for such issuance. Subsequently, the Company and Lender agreed to reduce the number of shares to 10,000,000 shares.

         In September 2005 the Company agreed to issue 5,443,415 shares of its Common Stock to Mr. Korn valued at $544. Subsequently Mr. Korn agreed to reduce the number of shares To 50,000 shares for services provided by Mr. Korn to the Company for acting as its Chief Executive Officer.

         In November 2006, the Affiliate agreed to issue Mr. Korn 25,000 Shares of its Common Stock for assuming the position of President and director in lieu of compensation. These shares are valued at approximately $5.

         In November 2006, the Affiliate agreed to issue to the Lender 420,000 shares of its Common Stock as a consideration for the Lender entering into a 100,000 line of credit with the Affiliate in connection with developing and marketing an electrotherapy product line. The loan is unsecured, due on demand and bear interest at an annual rate of 6% due on February 28, 2008. These shares are valued at approximately $84.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits:

             31.1. Certification by Chief Executive and Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302.

             32.1 Certification by Chief Executive and Chief Financial Officer Pursuant to 18. U.S.C. Section 1350.

             10.3     Plan of Reorganization, Disclosure Statement and
                       other Related Documents.*

             99.1     Opinion Letter (Statute of Limitation) of Boutin Dentino

         * Previously filed.

         b. Reports on Form 8-K: No Reports on Form 8-K were filed during the period covered by this Report.

ITEM 14. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are adequate. There were no significant changes in our internal controls over financial reporting during our most recently completed period that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

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

         Signature           Title
         -------------       -----------------------------------------------

         Allan J. Korn       Chief Executive Officer, Chief Financial Officer
                             (Principal Accounting Officer)

--------------------------------------------------------------------------------