Form 10QSB/A
period 2007-05-31
SPARTA SURGICAL CORP
filed 2008-01-31
CIK 819981

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

The Registrant had $3,129 in revenue during the quarter ended May 31, 2007.

As of May 31, 2007, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 27,818 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX

Part I.      Financial Information

                  Item 1.  Financial Statements (Unaudited)

                           Balance Sheet                                      1
                           As of May 31, 2007
                           (Unaudited)

                           Statements of Operations                           2
                           for the three months ended
                           May 31, 2007 and 2006
                           (Unaudited)

                           Statements of Cash Flows                           3
                           for the three months ended
                           May 31, 2007 and 2006
                           (Unaudited)

                  Item 2.  Management's Discussion and                       12
                           Analysis of Financial Condition and
                           Results of Operations
                           (Unaudited)

                  Item 3.  Controls and Procedures                           15

Part II.  Other Information and Change in Securities

                  Item 1.  Legal Proceedings                                 16

                  Item 2.  Change in Securities                              16

                  Item 3.  Default upon Senior Securities                    16

                  Item 4.  Submission of Matters to Vote of                  16
                           Security Holders

                  Item 5.  Other Information                                 16

                  Item 6.  Exhibits and Signatures                           17

                           Sparta Surgical Corporation
                             (Debtor-In-Possession)
                                  Balance Sheet
                                  May 31, 2007
                                   (unaudited)

ASSETS
         Accounts Receivable                                       $      9,907
                                                                   -------------

            TOTAL ASSETS                                           $      9,907
                                                                   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
         Accrued Taxes Payable                                     $     95,512

TOTAL CURRENT LIABILITIES                                          $     95,512
                                                                   -------------

LIABILITIES SUBJECT TO COMPROMISE

         Accounts Payable                                                82,752
         Accrued Interest for Notes Payable                              92,656
         Notes Payable to Trust                                         198,718
         Notes Payable to Trust                                         181,568
         Notes Payable to Credit Facility                                48,542
         Dividend Payable on Preferred Stock                            135,658
                                                                   -------------

            TOTAL LIABILITIES                                      $    835,406
                                                                   -------------

STOCKHOLDERS' EQUITY Preferred Stock:
            1992 Non-cumulative Convertible Redeemable
              Preferred Stock, 165,000 shares
              authorized, 82,533 shares issued and
              outstanding.                                              330,132
            Series A Cumulative Convertible Preferred
              Stock, 30,000 shares authorized, 27,818
              shares issued and outstanding.                            111,272
            Series AA Cumulative Convertible
              Preferred Stock, 875,000 Shares authorized,
              none issued and outstanding.                                    -
         Common Stock, $0.002 par value, 25,000,000
              authorized and 9,973,830 outstanding                       15,467
         Additional Paid in Capital                                  14,486,197
         Accumulated Deficit                                        (15,768,567)
                                                                   -------------

            TOTAL STOCKHOLDERS' EQUITY                                 (825,499)
                                                                   -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $      9,907
                                                                   =============

See accompanying notes to financial statements

                          Sparta Surgical Corporation
                             (Debtor-In-Possession)
                             Statement of Operations
                                   (unaudited)


                                                     For the Three Months Ended:
                                                    ----------------------------
                                                       May 31,        May 31,
                                                        2007           2006
                                                    ------------   -------------

Revenue                                             $      3,129   $          -
                                                    ------------   -------------

Gross Profit                                               3,129              -
                                                    ------------   -------------

Selling, General and Administrative
Expenses                                                   1,443          3,484
                                                    ------------   -------------

Income (Loss) Before Reorganization Expenses               1,686         (3,484)
                                                    ------------   -------------

Reorganization Expenses                                   (7,240)             -
                                                    ------------   -------------


Other Income (Expense):
     Interest Expense                                     (6,306)        (5,677)
     Gain on Extinguishment of Debt                            -              -
                                                    ------------   -------------

     Total Other Income (Expense)                         (6,306)        (5,677)
                                                    ------------   -------------

     Net Loss                                            (11,860)        (9,161)

Cumulative Preferred Dividends                           (10,432)        (4,656)
                                                    ------------   -------------

     Net Loss to Common Shareholders                $    (22,292)  $    (13,817)
                                                    ============   =============

     Weighted Average Shares                           9,973,830       9,973,830
                                                    ============   =============

Basic and Diluted Earning per Share
     Net Loss per share                             $       0.00   $        0.00
                                                    ============   =============


See accompanying notes to financial statement

                          Sparta Surgical Corporation
                             (Debtor-In-Possession)
                            Statements of Cash Flows
                                   (unaudited)

                                                     For the Three Months Ended:
                                                    ----------------------------
                                                       May 31,        May 31,
                                                        2007           2006
                                                    ------------   -------------
Cash flows from operating activities
Net Loss                                            $    (22,292)       (13,817)
                                                    ------------   -------------

Adjustments to reconcile operating loss
  to net cash used in operating activities:
         Preferred dividends                              10,432          4,656
       Change in operating assets and liabilities:
           Accounts receivable                            (3,129)             -
           Accounts payable                                7,240              -
           Accrued expenses                                6,306          5,678
                                                    ------------   -------------

         Net cash used in operating activities            (1,443)        (3,483)
                                                    ------------   -------------

Cash flows from financing activities
         Proceeds from note payable                        1,443          3,483
                                                    ------------   -------------

Net cash provided by financing activities                  1,443          3,483
                                                    ------------   -------------

Net change in cash and cash equivalents                        -              -

Cash and cash equivalents at
     beginning of period                                       -              -
                                                    ------------   -------------

Cash and cash equivalent at
     end of period                                  $          -   $          -
                                                    ============   =============


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

On November 6, 2006, the Company filed a Voluntary Petition for relief under Chapter 11 of the United States Code Bankruptcy in the United States Bankruptcy Court in the State of Colorado in order to facilitate the restructuring of our debt, trade payables, and other obligations. On the Petition date, the Company filed its proposed Plan of Reorganization (the" Plan") and accompanying Disclosure Statement (the"Disclosure") and throughout the bankruptcy proceedings the Company will continue to operate the business manage the properties as "debtors-in-possession" and the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transaction outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 19, 2006, the Court denied confirmation of the Plan and the final approval of the Disclosure. On December 27, 2006, the Company filed a Notice of Appeal on the basis of: (i) the Bankruptcy Court erred in Denying Final Approval of the Disclosure, (ii) the Bankruptcy Court findings of the facts constituted an abuse of discretion, and (iii) that all classes under the Plan voted to accept the Plan. We put on evidence establishing the Plan and Disclosure satisfied all the requirements of the Bankruptcy Code 1129(a). On August 21, 2007, A Bruce Campbell, United States Bankruptcy Judge, issued an order to recuse himself from hearing this case. As of January 9, 2008, the District Court of Appeals has not yet ruled on our Notice of Appeal.

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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). Subsequently, on October 6, 2006, the Agreement was amended to issue a total of 10,000,000 shares of the Company's Common Stock. The Company has valued these shares at approximately $1,000.

The Company further acknowledged that it currently does not have sufficient shares of common stock authorized for the issuance of the Loan Shares, however, the Company shall take all reasonable actions necessary, including the holding of a shareholder meeting to amend the Company's Certificate of Incorporation to authorize shares of the Company's common stock so that Loan Shares may be issued.

In September 2005, the Company did not have sufficient funds to pay Allan J. Korn, its President, for his past services. Therefore the Company authorized issuance of 5,443,415 shares of its Common Stock valued at $544.34 to Mr. Korn, who has acted as the Company's sole officer and director without compensation for the past four years. Subsequently, the Company and Mr. Korn agreed to reduce the number of shares to 50,000. In November 2006, the Company's affiliate did not have sufficient funds to pay Mr. Korn for assuming the position of President, sole officer and director. Therefore, the affiliate agreed to authorize to issue 25,000 shares of its Common Stock valued at approximately $3.

In November 2006, the Company's affiliate entered into a $100,000 Credit Facility Agreement by and between the Lender, Under the agreement, the interest charged is 6% per annum, and both principal and accrued interest is due on February 28, 2008. As a consideration for the Credit Facility, the affiliate authorized to issue 420,000 shares of its Common Stock to the Lender valued at approximately $84.

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

                                                    Three Months   Three Months
                                                    Ended May 31,  Ended May 31,
                                                        2007           2006
                                                    ------------   ------------

Numerator:
Net Loss applicable to common stockholders          $    (22,292)  $    (13,817)

Denominator
Weighted average shares outstanding during
  the period                                           9,973,830      9,973,830

Basic and diluted loss per common share             $      (0.00)  $      (0.00)

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Accordingly, all pre-bankruptcy petition ("pre-petition") liabilities believed to be subject to compromise have been segregated in the Balance Sheet (the "Balance Sheet") and classified as "liabilities subject to compromise" at the estimated amount of allowable claim under the Chapter 11 cases. Liabilities not believed to subject to compromise in the bankruptcy proceedings are separately classified as "current" and "non-current" as appropriate. Expenses (including professional fees), realized gain and losses, and the provisions for losses resulting from the reorganization are reported only to the extent that is to be paid during the Chapter 11 case.

On November 6, 2006, the Company filed a Voluntary Petition for relief under Chapter 11 in order to facilitate the restructuring of debt, trade payables, and other obligations.

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

Amounts Due to Related Parties

As of May 31, 2007, the Company had amounts due, including accrued interest, to the Lender in the amount of $48,542 in connection with the $100,000 Revolving Credit Facility Agreement dated September 9, 2005.

As of May 31, 2007, in connection with the Company's Convertible Notes, the Company had amounts due, including accrued interest, to Living Trust in the amount of $472,942.

Current Notes payable consists of the following:

Credit Facility dated 9/9/05 for $100,000
at 6% due February, 2008                                           $     48,542

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               198,718

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               181,568
                                                                   -------------

                                                                   $    428,828
                                                                   =============


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

As of May 31, 2007, the Company has accrued $135,658 for cumulative preferred dividends.

Note 5 - Stock Options and Warrants

As May 31, 2007, there are no Options and Warrants outstanding as the Company's 1987 Stock Option Plan expired on October 1, 2007.

Note 6- Restatement of Financial Statements

The Company is filing this Form 10-QSB/A for the three months ending May 31, 2007 to amend and restate the following:

         1. Item 1. Financial Statement to reflect reorganization under provision of the Bankruptcy Code SOP 90-7;

         2.   Note 1. Notes to the Financial Statement;

         3.   Note 2. Going Concern;

         4.   Item 2. Liquidity and Capital Resources

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

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition. Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At May 31, 2007, our accumulated deficit was approximately $15,768,567.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and will not be profitable in the future as the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,768,567 in cumulative net losses from inception.

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

We filed for protection under Chapter 11 in the District Court of Colorado.

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

Selling, general and administrative ("SG&A") expenses for the First Quarter Ended Fiscal 2008 were $1,443, a decrease of $2,041 as compared to $3,484 in expenses for the First Quarter Ended Fiscal 2007. The decrease in SG&A expenses for the First Quarter Ended Fiscal 2008 is attributed to the reduction of administrative expenses. For the First Quarter Ended Fiscal 2009, $7,240 is attributed to the Reorganization Expenses in connection with Professional Fees relating to the filing of the Chapter 11 Bankruptcy.

Total Other Expense for the First Quarter Ended Fiscal 2008 were $6,306, an increase of $629 as compared to $5,677 for First Quarter Ended Fiscal 2008. The Total Other Expense increase is attributed to additional interest expenses relating to Notes Payables and Credit Facility.

As a result of the foregoing, the net loss for the First Quarter Ended Fiscal 2008 was $22,292 an increase of $8,475 as compared to net loss of $13,817 for the First Quarter Ended Fiscal 2007. The net loss for the First Quarter Ended Fiscal 2008 is attributed to increases in legal and accounting fees, and other related administrative obligations.


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

In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation through September 2006. In October 2006,, the Company started to generate commission on revenues in connection with the Company being appointed as an exclusive independent sales representatives for certain medical and surgical product line. On November 6, 2006, we filed a Voluntary Petition for relief under Chapter 11 of the United States Bankruptcy Code in order to reorganize and work out our debt arrangements. Therefore, since we filed for Chapter 11 protection, it will be extremely difficult for us to raise additional financing in the future. Our working capital at May 31, 2007 was negative in deficit.

In June, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on February 28, 2008. The Notes carry a 6% interest per annum. The Notes are convertible at any time into 15,000,000 shares of the Company's common stock at the option of the Lender. The value of these shares is approximately $1,500.

In September 5, 2005, the Company entered into a Revolving Credit Facility Agreement (the"Agreement"), by and between Gary A Agron and LKDTBJP Living Trust, (collectively (the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing this Agreement, the Company has agreed to issue each of Agron and LKDTBJP Living Trust 46,269,023 shares of its Common Stock. On October 6, 2006, the Agreement was amended to issue a total of 10,000,000 shares of its Common Stock to the Lender. The value of these shares is approximately $1,000. As of May 31, 2007, the principal and accrued interest balance is $48,542.

In November 2006, the Company's affiliate entered into a Credit Facility Agreement by and between the Lender. Under the terms of the Credit Facility the affiliate can borrow up to $100,000 with interest charged at 6% per annum, principal and accrued interest is due on February 28, 2008.


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


Part II. Other Information

Item 1. Legal Proceedings.

On November 6, 2006, the Company filed its Voluntary Petition under Chapter 11 of the Title 1 of the United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC. On this petition date, the Company its Proposed Plan of Reorganization and accompanying Disclosure Statement. As of October 30, 2007, the District Court of Appeals has not yet ruled on the confirmation of such Plan. See Note 1. Business and Summary of Significant Accounting Policies.

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

Sparta Surgical Corporation
        (Registrant)
Date: Janaury 9, 2008                               By: /s/ Allan J. Korn
                                                    Allan J. Korn
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

--------------------------------------------------------------------------------