Form 10QSB/A
period 2007-08-31
SPARTA SURGICAL CORP
filed 2008-01-31
CIK 819981

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

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX


Part I.      Financial Information

                  Item 1.  Financial Statements (Unaudited)

                           Balance Sheet                                      1
                           As of August 31, 2007
                           (Unaudited)

                           Statements of Operations                           2
                           for the Three and Six Months Ended
                           August 31, 2007 and 2006
                           (Unaudited)

                           Statements of Cash Flows                           3
                           for the Six Months Ended
                           August 31, 2007 and 2006
                           (Unaudited)

                  Item 2.  Management's Discussion and                       11
                           Analysis of Financial Condition and
                           Results of Operations
                           (Unaudited)

                  Item 3.  Controls and Procedures                           15

Part II.  Other Information and Change in Securities

                  Item 1.  Legal Proceedings                                 16

                  Item 2.  Change in Securities                              16

                  Item 3.  Default upon Senior Securities                    16

                  Item 4.  Submission of Matters to Vote of                  16
                           Security Holders

                  Item 5.  Other Information                                 16

                  Item 6.  Exhibits and Signatures                           17

                           Sparta Surgical Corporation
                             (Debtor-In-Possession)
                                  Balance Sheet
                                 August 31, 2007
                                   (unaudited)


ASSETS
         Accounts Receivable                                      $      11,343
                                                                  --------------

            TOTAL ASSETS                                          $      11,343
                                                                  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
         Accrued Taxes Payable                                    $      95,512

TOTAL CURRENT LIABILITIES                                         $      95,512
                                                                  --------------

LIABILITIES SUBJECT TO COMPROMISE

         Accounts Payable                                                82,752
         Accrued Interest for Notes Payable                              98,962
         Notes Payable to Trust                                         198,718
         Notes Payable to Trust                                         181,568
         Notes Payable to Credit Facility                                50,662
         Dividend Payable on Preferred Stock                            146,090
                                                                  --------------

            TOTAL LIABILITIES                                     $     854,264
                                                                  --------------


STOCKHOLDERS' EQUITY Preferred Stock:
         1992 Non-cumulative Convertible Redeemable
            Preferred Stock, 165,000 shares
            authorized, 82,533 shares issued and
            outstanding.                                                330,132
         Series A Cumulative Convertible Preferred
            Stock, 30,000 shares authorized, 27,818
            shares issued and outstanding.                              111,272
         Series AA Cumulative Convertible Preferred
            Stock, 875,000 Shares authorized, none
            issued and outstanding.                                           -
         Common Stock, $0.002 par value, 25,000,000
            authorized and 9,973,830 outstanding                         15,467
         Additional Paid in Capital                                  14,486,197
         Accumulated Deficit                                        (15,785,989)
                                                                  --------------

            TOTAL STOCKHOLDERS' EQUITY                                 (842,921)
                                                                  --------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      11,343
                                                                  ==============

See accompanying notes to financial statements

                          Sparta Surgical Corporation
                            (Debtors-In-Possession)
                            Statements of Operations
                                   (unaudited)



                                         For the                 For the
                                   Three Months Ended:      Six Months Ended:
                                  ----------------------  ----------------------
                                  August 31,  August 31,  August 31,  August 31,
                                     2007        2006        2007       2006
                                  ----------  ----------  ----------  ----------


Revenue                           $    1,436  $        -  $    4,565  $       -
                                  ----------  ----------  ----------  ----------

Gross Profit                           1,436           -       4,565          -
                                  ----------  ----------  ----------  ----------

Selling, General and
Administrative Expenses                2,120      87,569       3,563     91,053
                                  ----------  ----------  ----------  ----------

Income /(Loss) Before
Reorganization Expenses                 (684)    (87,569)      1,002    (91,053)
                                  ----------  ----------  ----------  ----------

Reorganization Expenses                    -           -      (7,240)         -
                                  ----------  ----------  ----------  ----------

Other Income (Expense):
     Interest Expense                 (6,306)     (5,660)    (12,612)   (11,337)
                                  ----------  ----------  ----------  ----------

     Total Other Income (Expense)     (6,306)     (5,660)    (12,612)   (11,337)
                                  ----------  ----------  ----------  ----------

     Net Loss                         (6,990)    (93,229)    (18,850)  (102,390)

Cumulative Preferred Dividends       (10,432)     (4,656)    (20,864)    (9,312)
                                  ----------  ----------  ----------  ----------

     Net Loss to Common
     Shareholders                 $  (17,422) $  (97,885) $  (39,714) $(111,702)
                                  ==========  ==========  ==========  ==========

     Weighted Average Shares       9,973,830   9,973,830   9,973,830  9,973,830
                                  ==========  ==========  ==========  ==========

Basic and Diluted Earning per
  Share
     Net Loss per share           $    (0.00) $    (0.01) $    (0.00) $   (0.01)
                                  ==========  ==========  ==========  ==========

See accompanying notes to financial statement

                          Sparta Surgical Corporation
                            (Debtors-In-Possession)
                            Statements of Cash Flows
                                   (unaudited)


                                                       For the Six Months Ended:
                                                       -------------------------

                                                        August 31,    August 31,
                                                          2007           2006
                                                       -----------   -----------

Cash flows from operating activities
Net Loss                                               $   (39,714)  $ (111,702)
                                                       -----------   -----------
Adjustments to reconcile operating loss
  to net cash used in operating activities:
         Preferred dividends                                20,864            -
       Change in operating assets and liabilities:
           Accounts receivable                              (4,565)           -
           Accounts payable                                  7,240            -
           Accrued expenses                                 12,612      111,702
                                                       -----------   -----------

         Net cash used in operating activities              (3,563)           -
                                                       -----------   -----------

Cash flows from financing activities
         Proceeds from note payable                          3,563            -
                                                       -----------   -----------

Net cash provided by financing activities                    3,563            -
                                                       -----------   -----------

Net change in cash and cash equivalents                          -            -

Cash and cash equivalents at
     beginning of period                                         -            -
                                                       -----------   -----------

Cash and cash equivalent at
     end of period                                     $         -   $        -
                                                       ===========   ===========


See accompanying notes to financial statements

                          Sparta Surgical Corporation

                        Notes to the Financial Statement


Note 1. Business and Summary of Significant Accounting Policies

Sparta Surgical Corporation, (the "Company"), a non-operating public company since May 2002, was incorporated in Delaware on March 23, 1984. The Company was engaged in the research, development, manufacturing and marketing of surgical and electrotherapy products for the worldwide healthcare industry. In May 2002, the Company divested substantially all of its assets and ceased operations. As a result, the Company retained no assets after ceasing operations, and has performed only administrative duties as a transitory, or shell, corporation. Since May 2002, the Company has sought to acquire a new business opportunity. In September 2006, the Company was appointed as an exclusive independent sales representative to market certain surgical instruments and disposable devices. In addition, the Company's affiliate was appointed to market exclusively certain electrotherapy devices and accessories. Accordingly, the Company and its affiliate intends to utilize this new relationship to form a basis for its future activities and attempt to produce income. However, there can be no assurance that the Company and its affiliate will succeed with this new business strategy and or produce any future income.

On November 6, 2006, the Company filed a Voluntary Petition for relief under Chapter 11 of the United States Code Bankruptcy in the United States Bankruptcy Court in the state of Colorado in order to facilitate the restructuring of our debt, trade payables, and other obligations. On the Petition date, the Company filed its proposed Plan of Reorganization (the"Plan") and accompanying Disclosure Statement, the ("Disclosure") and throughout the bankruptcy proceedings the Company will continue to operate the business and manage the properties as "debtors-in-possession" and the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transaction outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 19, 2006, the Court denied confirmation of the Plan and the final approval of the Disclosure. On December 27, 2006, the Company filed a Notice of Appeal on the basis of : (i) the Bankruptcy Court erred in Denying Final Approval of Disclosure and Plan, (ii) the Bankruptcy Court findings of the facts constituted an abuse of discretion, and (iii) that all classes under the Plan voted to accept the Plan. We put on evidence establishing the Plan and Disclosure satisfied all the requirements of the Bankruptcy Code 1129(a). On August 21, 2007, A Bruce Campbell, United States Bankruptcy Judge, issued an order to recuse himself from hearing this case. As of January 9, 2008, the District Court of Appeals has not yet ruled on our Notice of Appeal.

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

In November 2006, the Company's affiliate entered into a $100,000 Credit Facility Agreement by and between the Lender. Under the agreement, the interest charged is 6% per annum, and both principal and accrued interest is due on February 28,2008. The affiliate authorized to issue 420,000 shares of its Common Stock to the Lender valued at approximately $84.

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

                                   Three Months Ended:      Six Months Ended:
                                  ----------------------  ---------------------
                                  August 31,  August 31,  August 31,  August 31,
                                     2007        2006        2007       2006
                                  ----------  ----------  ----------  ---------

Numerator:
Net Loss applicable to common
stockholders
                                  $  (17,422) $  (97,885) $  (39,714) $(111,702)

Denominator
Weighted average shares
outstanding during the
period                             9,973,830   9,973,830   9,973,830  9,973,830

Basic and diluted loss per
common share                      $    (0.00) $    (0.01) $    (0.00) $   (0.01)

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Accordingly, all pre-bankruptcy petition ("pre-petition") liabilities believed to be subject to compromise have been segregated in the Balance Sheet (the"Balance Sheet") and classified as "liabilities subject to compromise" at the estimated amount of allowable claim under the Chapter 11 cases. Liabilities not believed subject to compromise in the bankruptcy proceedings are separately classified as "current" and "non-current" as appropriate. Expenses (including professional fees) realized gain and losses, and the provisions for losses resulting from reorganization are reported only to the extent that is to be paid during the Chapter 11 case.

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

In November 2006, the Company and its affiliate filed for relief under Chapter 11 of the Bankruptcy Court in the District of Colorado.

Note 3- Related Party Transactions

Office Space

The Company's uses office space located in its Chief Executive Officer's office. The Company estimates the fair value of these services to be $1,200 per year and these amounts have not been recorded in the financial statements.

Amounts Due to Related Parties

As of August 31, 2007, in connection the $100,000 Revolving Credit Facility, the Company had amounts due , including accrued interest in the aggregate amount of $50,662, to Lender.

As of August 31, 2007, in connection with the Company's Convertible Notes, the Company had amount due, including accrued interest in the aggregate amount of $479,248 to Living Trust.

Current Notes payable consists of the following:

Credit Facility dated September 9, 2005 for
$100,000 at 6% due February, 2008                                     $   50,662

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                                198,718

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                                181,568
                                                                      ----------

                                                                      $  430,948
                                                                      ==========

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

As of August 31, 2007, the Company has accrued $146,090 for cumulative preferred dividends.

Note 5 - Stock Options and Warrants

As of August 31, 2007, there are no Options and Warrants outstanding .

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

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition. Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At August 31, 2007, our accumulated deficit was approximately $15,785,989.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and will not be profitable in the future as the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,785,989 in cumulative net losses from inception.

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

We filed Chapter 11.

We filed for bankruptcy protection under Chapter 11 in the District Court of Colorado.

Results of Operations

Three Months Ended August 31, 2007 as Compared to Three Months Ended August 31, 2006.

We had $1,436 in revenues for the Three Months Ended August 31, 2007 ("Second Quarter Ended Fiscal 2008") and no revenues for the Three Months Ended August 31, 2006 ("Second Quarter Ended Fiscal 2007") due to the Company divesting substantially all of its assets and as a result ceasing operations on May 2, 2002. The increase in revenues is attributed to the Company generating sales commissions relating to its appointment of being an exclusive independent sales representative for a certain medical and disposable product line.

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

Total Other Expenses for the Second Quarter Ended Fiscal 2008 were $6,306, an increase of $646 as compared to $5,660 for Second Quarter Ended Fiscal 2007. The Total Other Expense increase is attributed to additional interest expenses relating to Notes Payables and Credit Facility and other administrative expenses.

As a result of the foregoing, the net loss for the Second Quarter Ended Fiscal 2008 was $17,422, a decrease of $80,463 as compared to the net loss of $97,885 for the Second Quarter Ended Fiscal 2007. The decrease in the net loss for the Second Quarter Ended Fiscal 2008 as compared to 2007 is attributed to the one-time settlement charge as discussed above.

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

Selling, general and administrative ("SG&A") expenses for the Six Months Ended August 31, 2007 were $3,563, a decrease of $87,490 as compared to $91,053 in expenses for the Six Months Ended August 31, 2006. The decrease in SG&A expenses for the Six Months Ended August 31, 2007 is attributed to the one-time settlement charge as discussed above.

Total Other Expenses for the Six Months Ended August 31, 2007 were $12,612, an increase of $1,275 as compared to $11,337 for Six Months Ended August 31, 2006. The Total Other Expense increase is attributed to additional interest expenses relating to Notes Payables and Credit Facility and other administrative expenses.

As a result of the foregoing, the net loss for the Six Months Ended August 31, 2007 was $39,714, a decrease of $71,988 as compared to the net loss of $111,702 for the Six Months Ended August 31, 2006. The decrease in the net loss for the First Half of Fiscal 2008 as compared to 2007 is attributed to the one-time settlement charge and administrative expenses as discussed above.

Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation through August 31, 2007. Subsequently, on October 2007, the Company started to generate revenues on earned commission sales in connection with the Company being appointed as an exclusive independent sales representative for certain medical and disposable product line. Our working capital at August 31, 2007 was negative in deficit.

In June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on February 28, 2008. The Notes carry a 6% interest per annum. The Notes are convertible at any time into 15,000,000 shares of the Company's common stock at the option of the Living Trust.. The value of these shares is approximately $1,500.

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

Part II. Other Information

Item 1. Legal Proceedings.

On November 6, 2006, the Company filed its Voluntary Petition under Chapter 11 of the Title 1 of the United States Code Bankruptcy for District of Colorado under Case#06-18117-ABC. On this petition date, the Company its Proposed Plan of Reorganization and accompanying Disclosure Statement. As of November 12, 2007 the District Court of Appeals has not yet ruled on the confirmation of such Plan. See Note 1. Business and Summary of Significant Accounting Policies.

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

Sparta Surgical Corporation
        (Registrant)
Date: January 9, 2008                         By: /s/ Allan J. Korn
                                              ---------------------
                                              Allan J. Korn
                                              Chief Executive Officer and
                                              Chief Financial Officer

--------------------------------------------------------------------------------