Form 10QSB
period 2007-11-30
SPARTA SURGICAL CORP
filed 2008-01-31
CIK 819981

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

               FOR THE QUARTERLY PERIOD ENDING: NOVEMBER 30, 2007

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

As of November 30, 2007, 9,973,830 shares of Registrant's Common Stock, 82,533 shares of Redeemable Convertible Preferred Stock, and 27,818 shares of Series A Convertible Preferred Stock were outstanding.

                           SPARTA SURGICAL CORPORATION

                                   Form 10-QSB

                                      INDEX
Part I.      Financial Information

                  Item 1.  Financial Statements (Unaudited)

                           Balance Sheet                                      1
                           As of November 30, 2007
                           (Unaudited)

                           Statements of Operations                           2
                           for the Three and Nine Months Ended
                           November 30, 2007 and 2006
                           (Unaudited)

                           Statements of Cash Flows                           3
                           for the Nine Months Ended
                           November 30, 2007 and 2006
                           (Unaudited)

                  Item 2.  Management's Discussion and                       11
                           Analysis of Financial Condition and
                           Results of Operations
                           (Unaudited)

                  Item 3.  Controls and Procedures                           15

Part II.  Other Information and Change in Securities

                  Item 1.  Legal Proceedings                                 16

                  Item 2.  Change in Securities                              16

                  Item 3.  Default upon Senior Securities                    16

                  Item 4.  Submission of Matters to Vote of                  16
                           Security Holders

                  Item 5.  Other Information                                 16

                  Item 6.  Exhibits and Signatures                           16

                           Sparta Surgical Corporation
                             (Debtor-In-Possession)
                                  Balance Sheet
                                November 30, 2007
                                   (unaudited)

ASSETS
         Accounts Receivable                                       $     12,426
                                                                   -------------

            TOTAL ASSETS                                           $     12,426
                                                                   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE

CURRENT LIABILITIES:
         Accrued Taxes Payable                                     $     95,512

TOTAL CURRENT LIABILITIES                                          $     95,512
                                                                   -------------

LIABILITIES SUBJECT TO COMPROMISE

         Accounts Payable                                                93,100
         Accrued Interest for Notes Payable                             105,268
         Notes Payable to Trust                                         198,718
         Notes Payable to Trust                                         181,568
         Notes Payable to Credit Facility                                51,900
         Dividend Payable on Preferred Stock                            156,521
                                                                   -------------

            TOTAL LIABILITIES                                      $    882,587
                                                                   -------------


STOCKHOLDERS' EQUITY Preferred Stock:
         1992 Non-cumulative Convertible Redeemable
             Preferred Stock, 165,000 shares authorized,
             82,533 shares issued and outstanding.                      330,132
         Series A Cumulative Convertible Preferred
             Stock, 30,000 shares authorized, 27,818
             shares issued and outstanding.                             111,272
         Series AA Cumulative Convertible Preferred
             Stock, 875,000 Shares authorized, none
             issued and outstanding.                                          -
         Common Stock, $0.002 par value, 25,000,000
             authorized and 9,973,830 outstanding                        15,467
         Additional Paid in Capital                                  14,486,197
         Accumulated Deficit                                        (15,813,229)
                                                                   -------------

           TOTAL STOCKHOLDERS' EQUITY                                  (870,161)
                                                                   -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     12,426
                                                                   =============

See accompanying notes to financial statements

                          Sparta Surgical Corporation
                            Statements of Operations
                                   (unaudited)


                                   For the                    For the
                             Three Months Ended:         Nine Months Ended:
                          --------------------------  --------------------------
                          November 30,  November 30,  November 30,  November 30,
                              2007          2006          2007          2006
                          ------------  ------------  ------------  ------------


Revenue                   $      1,083  $      3,840  $      5,648  $     3,840
                          ------------  ------------  ------------  ------------

Gross Profit                     1,083         3,840         5,648        3,840
                          ------------  ------------  ------------  ------------

Selling, General and
Administrative Expenses         11,586         7,706        15,149       98,759
                          ------------  ------------  ------------  ------------

Loss Before
Reorganization Expenses        (10,503)       (3,866)       (9,501)     (94,919)
                          ------------  ------------  ------------  ------------

Reorganization Expenses              -             -        (7,240)           -
                          ------------  ------------  ------------  ------------


Other Income (Expense):
     Interest Expense           (6,306)       (6,092)      (18,918)     (17,429)
     Gain on
      Extinguishment
      of Debt                        -        21,234             -       21,234
                          ------------  ------------  ------------  ------------

Total Other Income
  (Expense)                     (6,306)       15,142       (18,918)       3,805
                          ------------  ------------  ------------  ------------

     Net Income (Loss)         (16,809)       11,276       (35,659)     (91,114)

Cumulative Preferred
  Dividends                    (10,432)       (4,656)      (31,295)     (13,968)
                          ------------  ------------  ------------  ------------

Net Income (Loss)
to Common Shareholders    $    (27,241) $      6,620  $    (66,954) $  (105,082)
                          ============  ============  ============  ============

     Weighted Average
      Shares                 9,973,830     9,973,830     9,973,830    9,973,830
                          ============  ============  ============  ============

Basic and Diluted
 Earning per Share
     Net Income (Loss)
      per share           $      (0.00) $       0.00  $      (0.01) $     (0.01)
                          ============  ============  ============  ============

See accompanying notes to financial statement

                          Sparta Surgical Corporation
                              Debtor-In-Possession
                            Statements of Cash Flows
                                   (unaudited)



                                                               For the
                                                          Nine Months Ended:
                                                      --------------------------
                                                      November 30,  November 30,
                                                         2007           2006
                                                      ------------  ------------

Cash flows from operating activities
Net Loss                                              $    (66,954)    (105,082)
                                                      ------------  ------------
Adjustments to reconcile operating loss
  to net cash used in operating activities:
         Gain on extinguishment of debt                          -      (21,234)
         Preferred dividends                                31,295       13,968
       Change in operating assets and liabilities:
           Accounts receivable                              (5,648)      (3,840)
           Accounts payable                                 17,588      (30,592)
           Accrued expenses                                 18,918      104,858
                                                      ------------  ------------

         Net cash used in operating activities              (4,801)     (41,922)
                                                      ------------  ------------

Cash flows from financing activities
         Proceeds from note payable                          4,801       41,922
                                                      ------------  ------------
Net cash provided by financing activities                    4,801            -
                                                      ------------  ------------

Net change in cash and cash equivalents                          -            -

Cash and cash equivalents at
     beginning of period                                         -            -
                                                      ------------  ------------

Cash and cash equivalent at
     end of period                                    $          -  $         -
                                                      ============  ============


See accompanying notes to financial statements

                           Sparta Surgical Corporation

                        Notes to the Financial Statements



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

On November 6, 2006, the Company filed a Voluntary Petition for relief under Chapter 11 of the United States Code of Bankruptcy in the United States Bankruptcy Code in the state of Colorado in order to facilitate the restructuring of our debt, trade payables, and other obligations. On the Petition date, the Company filed its proposed Plan of Reorganization and accompanying Disclosure Statement, (the "Disclosure") and throughout the Bankruptcy proceedings the Company will continue to operate the business and manage the properties as "debtors-in-possession: and the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transaction outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On November 6, 2006, the Company filed a Voluntary Petition for relief under Chapter 11 of the United States Code Bankruptcy in the United States Bankruptcy Court in the State of Colorado in order to facilitate the restructuring of our debt, trade payables, and other obligations. On the Petition date, the Company filed its proposed Plan of Reorganization (the"Plan") and accompanying Disclosure Statement (the"Disclosure") and manage the properties as "debtors-in-possession" and the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transaction outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 19, 2006, the Court denied confirmation of the Plan and final approval of Disclosure. On December 27, 2006, the Company filed a Notice of Appeal on the basis of: (i) the Bankruptcy Court erred in Denying Final Approval of the Disclosure and Plan, (iii) that all of the classes under the Plan voted to accept the Plan. We put on evidence establishing the Plan and Disclosure satisfied all requirements of the Bankruptcy Code 1129(a). On August 21, 2007, A Bruce Campbell, United States Bankruptcy Judge, issued an order to recuse himself from hearing this case. As of January 9, 2008, the District Court of Appeals has not yet ruled on our Notice of Appeal.

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

In September 2005, the Company entered into a Revolving Credit Facility Agreement (the "Agreement"), by and between Gary A. Agron (the "Agron") and Living Trust (collectively the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing a revolving credit, the Company has agreed to issue each of Agron and Living Trust 46,269,023 shares for a total of 92,538,046 shares of the Company's Common Stock (the "Loan Shares"). On November 6, 2006 subject to the confirmation of the Plan of Reorganization and accompanying Disclosure Statement, the Agreement was amended to reduce the number of shares issued to a total of 10,000,000 shares of the Company's Common Stock. The Company has valued these shares at approximately $1,000.

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

In November 2006, the Company's affiliate entered into a $100,000 Credit Facility Agreement by and between the Lender. Under the agreement, the interest charged is 6% per annum, and both principal and accrued interest in due on February 28, 2008. As a consideration for the Credit Facility, the affiliate authorized to issue 420,000 shares of its Common Sotck to the Lender valued at approximately $84.

Significant Accounting Policies

There have been no significant changes in Company's significant accounting policies during the nine months ended November 30, 2007 as compared to what was previously disclosed.

Income Taxes

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through November 30, 2007. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required, leaving a net deferred tax asset of $-0-.

Basic and Diluted Earnings Per Common Shares

In accordance with Financial Accounting Standards Boards ("FASB") No. 128, basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the year. For the three and nine months ended November 30, 2007 and 2006 there is no difference between the basic and diluted loss per share, as there were no dilutive stock options.

                             Three Months Ended:         Nine Months Ended:
                          --------------------------  -------------------------
                          November 30,  November 30,  November 30,  November 30,
                              2007          2006          2007          2006
                          ------------  ------------  ------------  -----------

Numerator:
Net Income (Loss)
applicable to common
stockholders              $    (27,241) $      6,620  $    (66,954) $  (105,082)

Denominator
Weighted average shares
outstanding during the
period                       9,973,830     9,973,830     9,973,830    9,973,830

Basic and diluted loss
per common share          $      (0.00) $       0.00  $      (0.01) $     (0.01)

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountant ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). Accordingly, all pre-bankruptcy petition )"pre-petition") liabilities believed to be subject to compromise have been segregated in the Balance Sheet (the "Balance Sheet") and classified as "liabilities subject to compromise" at the estimated amount of allowable claim under the Chapter 11 cases. Liabilities not believed to subject to compromise in the bankruptcy proceedings are separately classified as "current" and "non-current" as appropriate. Expenses (including professional fees), realized as gain and losses, and the provisions for losses resulting from the reorganization are reported only to the extent that is to be paid during the Chapter 11 case.

On November 6, 2006, the Company filed a Voluntary Petition for relief under Chapter 11 in order to facilitate the restructuring of debt, trade payable, and other obligations.

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

Amounts Due to Related Parties

As of November 30, 2007, in connection with $100,000 Revolving Credit Facility, the Company had amounts due, including accrued interest in the aggregate amount of $51,900 to the Lender.

As of November 30, 2007, in connection with the Company's Convertible Notes, the Company had amounts due, including accrued interest in the aggregate amount of $485,554.

Current Notes payable consists of the following:

Credit Facility dated September 9, 2005 for
$100,000 at 6% due February, 2008                                   $    51,900

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               198,718

6% note due in February 2008, collateralized
by substantially all assets of the Company
and convertible into 7,500,000 shares of the
Company's Common Stock, $0.002 par value.                               181,568

                                                                    ------------

                                                                    $   432,186
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

As of November 30, 2007, the Company has accrued $156,521 for cumulative preferred dividends.

Note 5 - Stock Options and Warrants

As of November 30, 2007, there are no Options and Warrants outstanding. The Company's 1987 Stock Option Plan expired on October 31, 2007.

Note 6 - Gain on Extinguishment of Debt

The Company obtained an opinion letter in connection with whether the collection of accounts payable is barred by the statute of limitations. This opinion was based upon the application of California Code of Civil Procedure sections 337, 337a, and 344 and determined that the statute of limitations concerning these accounts payable has expired and is no longer collectable against the Company. As such, the Company recognized a gain of $21,234 on the extinguishment of debt during the three months ended November 30, 2006.

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

These statements relate to future events and future financial performance and involve known and unknown risks, uncertainties and other factor's that may cause our or our industry's actual results, performance or achievements to be materially different from these expressed or implied by any forward-looking statements. All of these matters are difficult or impossible to predict accurately and may be beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. The following discussions should be read in conjunction with the unaudited Financial Statements and notes thereto, appearing elsewhere herein.

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements in this Form 10-QSB, or presented elsewhere by management from time to time. We wish to caution stockholders and investors that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results to differ materially, from those expressed in any forward-looking statements made by us. These statements under this caption are intended to serve as cautionary statements within the scope of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other caption as cautionary statements for such purpose. These factors could have a material adverse effect on our non-operating business, operating results and financial condition. Our results of operations vary significantly from year to year and from quarter to quarter. We have incurred net losses in prior years and can't assure future profitability. At November 30, 2007, our accumulated deficit was approximately $15,813,229.

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of us.

We have incurred significant operating losses and will not be profitable in the future as the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern.

We have discontinued all of our operations since May 2002, as we divested substantially of our operating assets. We have incurred approximately $15,813,229 in cumulative net losses from inception.

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

We filed Chapter 11.

We filed for bankruptcy protection under Chapter 11 in the United States Court for the District of Colorado in the District Court of Colorado.

Results of Operations

Three Months Ended November 30, 2007 as Compared to Three Months Ended November 30, 2006.

We had $1,083 in revenues for the Three Months Ended November 30, 2007 ("Third Quarter Ended Fiscal 2008") and $3,840 in revenues for the Three Months Ended November 30, 2006 ("Third Quarter Ended Fiscal 2007"). The increase in revenues is attributed to the Company generating higher sales commission for its surgical product line.

Selling, general and administrative ("SG&A") expenses for the Third Quarter Ended Fiscal 2008 were $11,586, an increase of $3,880, as compared to $7,706 in expenses for the Third Quarter Ended Fiscal 2007. The increase in SG&A expenses for the Third Quarter Ended Fiscal 2008 is attributed to an increase in legal and accounting fees, and other related administrative expenses.

Total Other Expenses for the Third Quarter Ended Fiscal 2008 were $6,306, as compared to Total Other Income of $15,142 for the Third Quarter Ended Fiscal

2007. The increase in Total Other Expenses is attributed primarily to the gain on extinguishment of debt recognized in Third Quarter Ended Fiscal 2007.

As a result of the foregoing, the net loss for the Third Quarter Ended Fiscal 2008 was $27,241, a decrease of $33,861 as compared to the net income of $6,620 for the Third Quarter Ended Fiscal 2007. The increase in the net loss for the Third Quarter Ended Fiscal 2008 is primarily attributed to the gain on extinguishment of debt recognized in the Third Quarter Ended Fiscal 2007, as discussed above.

Nine Months Ended November 30, 2007 as Compared to Nine Months Ended November 30, 2006.

We had $5,648 in revenues for the Nine Months Ended November 30, 2007 and $3,840 in revenues for the Nine Months Ended November 30, 2006 due to the Company divesting substantially all of its assets and as a result ceasing operations on May 2, 2002. The increase in revenues is attributed to the Company generating higher sales commissions relating to its appointment of being an exclusive independent sales representative for a certain medical product line.

Selling, general and administrative ("SG&A") expenses for the Nine Months Ended November 30, 2007 were $15,149, a decrease of $83,610 as compared to $98,759 in expenses for the Nine Months Ended November 30, 2006. The decrease in SG&A expenses for the Nine Months Ended November 30, 2007 is attributed to a one-time summary judgment of approximately $63,500 plus accrued interest and other related administrative expenses recorded in Fiscal 2007.

Total Other Expenses for the Nine Months Ended November 30, 2007 were $18,918, as compared to Total Other Income of $3,805 for Nine Months Ended November 30, 2006. The increase in Total Other Expenses is attributed primarily to the gain on extinguishment of debt recognized in Third Quarter Ended Fiscal 2007.

As a result of the foregoing, the net loss for the Nine Months Ended November 30, 2007 was $66,954, a decrease of $38,128 as compared to the net loss of $105,082 for the Nine Months Ended November 30, 2006. The decrease in the net loss for the Nine Months Ended November 30, 2007 as compared to the Nine Months Ended November 30, 2006, is attributed primarily to the one-time summary judgment charge recorded during the Nine Months Ended November 30, 2006.

Liquidity and Capital Resources

Since inception, we have been undercapitalized and have experienced financial difficulties. Our primary sources of working capital have been revenues from operations, bank and private party loans and proceeds from the sale of securities. Many of the bank and private party loans and certain of our other obligations have required personal guarantees in order to continue to operate our business. In May 2002, the Company divested substantially all of its assets and ceased operations, and has performed only administrative duties as a transitory, or shell, corporation through September 2006. On October 2006, the Company started to generate commission revenues in connection with the Company being appointed as an exclusive independent sales representative for certain medical and disposable product line. On November 6, 2006, the Company filed a Voluntary Petition for relief of Chapter 11 under the protection of the United States Bankruptcy Code. Our working capital at November 30, 2007 was negative in deficit.

On June 15, 2002, and March 2004, we issued various convertible secured promissory notes (the "Notes") to LKDTBJP Living Trust, (the "Living Trust") in the aggregate amount of $380,286 for assuming certain of our trade and notes payable. The terms of the Notes are that both of the principal and accrued interest are due on February 28, 2008. The Notes carry a 6% interest per annum. The Notes are convertible at any time into 15,000,000 shares of the Company's common stock at the option of the Living Trust. The value of these shares is approximately $1,500.

In September 5, 2005, the Company entered into a Revolving Credit Facility Agreement (the"Agreement"), by and between Gary A Agron and LKDTBJP Living Trust, (collectively (the "Lender"). This Agreement allows the Company to borrow up to $100,000 with interest charged at 6.0% per annum, and both principal and accrued interest is due on February 28, 2008. The Company further agreed not to issue any additional equity or any other type of security without the written consent of the Lender. In consideration of the Lender providing this Agreement, the Company has agreed to issue each of Agron and LKDTBJP Living Trust 46,269,023 shares of its Common Stock. On October 6, 2006,subject to approval of the Plan of Reorganization and accompanying Disclosure Statement, the Agreement was amended to issue a total of 10,000,000 shares of its Common Stock to the Lender. The value of these shares is approximately $1,000.

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