Form 10KSB/A
period 2007-02-28
SPARTA SURGICAL CORP
filed 2008-03-14
CIK 819981

===============================================================================

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

Note 6 - Gain on extinguishment of debt

Management believes that based upon the application of statute of limitation of California Code of Civil Procedure sections 337, 337a and 344, certain of our accounts payable have expired and is no longer collectable against the Company. Therefore, we are applying the basis of statute of limitation and the Company recognized a gain of $21,234 and $307,709 on the extinguishment of these debts during the fiscal years ended February 28, 2007 and 2008, respectively.

Note 7 - Restatement of Financial Statements

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

             99.1     Opinion Letter (Statute of Limitation) of Boutin Dentino*

         * Previously filed.

         b. Reports on Form 8-K: No Reports on Form 8-K were filed during the period covered by this Report.

ITEM 14. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls over financial reporting during our most recently completed period that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in East Brunswick, New Jersey, on March 14, 2008.


                                 SPARTA SURGICAL CORPORATION

                                  By: /s/ Allan J. Korn
                                      -----------------------------------------
                                      Allan J. Korn, Chief Executive Officer
                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following person on March 14, 2008.

         Signature           Title
         -------------       -----------------------------------------------

         Allan J. Korn       Chief Executive Officer, Chief Financial Officer
                             (Principal Accounting Officer)

--------------------------------------------------------------------------------