Form 10QSB/A
period 2007-05-31
SPARTA SURGICAL CORP
filed 2008-03-14
CIK 819981

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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


Item 3. Controls and Procedures

The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by the report, the Company's chief executive officer and the principal financial officer (or persons performing similar functions) concluded that the Company's disclosure controls and procedures were effective.

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

Sparta Surgical Corporation
        (Registrant)
Date: March 14, 2008                            By: /s/ Allan J. Korn
                                                    Allan J. Korn
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

--------------------------------------------------------------------------------